Form 10-Q
period 2025-06-30
Kestrel Group Ltd
filed 2025-08-15
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-42668
Kestrel Group Ltd
(Exact name of registrant as specified in its charter)

Bermuda	98-1833921
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11 Bermudiana Road, Suite 1141
Hamilton
Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 298-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	KG	NASDAQ Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☒
As of August 12, 2025, 7,741,943 common shares were outstanding. 9,979,476 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,533 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KESTREL GROUP LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2025 - $205,323)	$205,801	$—
Equity securities, at fair value (Cost: 2025 - $11,145)	11,191	—
Equity method investments	33,173	—
Other investments	162,105	—
Total investments	412,270	—
Cash and cash equivalents	18,951	4,286
Restricted cash and cash equivalents	14,717	—
Accrued investment income	4,936	—
Reinsurance balances receivable, net (includes $7,742 from related parties in 2025). Allowance for expected credit losses: 2025 - $236)	10,397	—
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2025 - $1,655)	520,520	—
Net loan receivable from related party	107,490	—
Intangible assets	11,438	—
Funds withheld receivable (Allowance for expected credit losses: 2025 - $9)	12,085	—
Other assets	26,784	1,224
Assets held for sale	19,823	—
Total assets	$1,159,411	$5,510
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $630,102 from related parties in 2025)	$723,432	$—
Unearned premiums (includes $22,053 from related parties in 2025)	22,597	—
Earn out liability	2,679	—
Liability for securities purchased	7,006	—
Accrued expenses and other liabilities (includes $45,459 and $0 from related parties in 2025 and 2024, respectively)	79,263	904
Senior notes - principal amount	262,361	—
Less: unamortized fair value adjustment	88,578	—
Senior notes, net	173,783	—
Liabilities held for sale	566	—
Total liabilities	1,009,326	904
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2025: 9,979,477 and 2024 - 2,749,996 shares issued; 2025: 7,741,943 and 2024 - 2,749,996 shares outstanding)	99	27
Additional paid-in capital	176,885	10,107
Accumulated other comprehensive income	559	—
Retained Earnings (accumulated deficit)	24,005	(5,528)
Treasury shares, at cost (2025: 2,237,534 shares)	(51,463)	—
Total shareholders’ equity	150,085	4,606
Total liabilities and equity	$1,159,411	$5,510
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Gross premiums written	$1,096	$—	$1,096	$—
Net premiums written	$1,095	$—	$1,095	$—
Change in unearned premiums	1,327	—	1,327	—
Net premiums earned	2,422	—	2,422	—
Fee revenue	544	577	1,351	1,757
Net investment income	1,531	54	1,565	118
Net realized and unrealized investment gains	1,058	—	1,058	—
Total revenues	5,555	631	6,396	1,875
Expenses
Net loss and loss adjustment expenses	(5,961)	—	(5,961)	—
Commission and other acquisition expenses	394	—	394	—
General and administrative expenses	5,080	1,178	6,223	2,799
Interest and amortization expenses	1,519	—	1,519	—
Change in fair value of earn out liability	2,679	—	2,679	—
Gain on bargain purchase	(73,590)	—	(73,590)	—
Foreign exchange and other losses	5,009	—	5,009	—
Total expenses	(64,870)	1,178	(63,727)	2,799
Net income (loss) before income taxes	70,425	(547)	70,123	(924)
Less: income tax expense	3	—	95	—
Net income (loss) from continuing operations	70,422	(547)	70,028	(924)
Loss from discontinued operations, net of income tax	(495)	—	(495)	—
Net income (loss)	$69,927	$(547)	$69,533	$(924)

Basic and diluted earnings (loss) from continuing operations per share attributable to Kestrel common shareholders	$15.16	$(0.20)	$18.93	$(0.34)
Basic and diluted loss from discontinued operations per share attributable to Kestrel common shareholders	(0.11)	—	(0.13)	—
Basic and diluted earnings (loss) per share attributable to Kestrel common shareholders	$15.05	$(0.20)	$18.80	$(0.34)
	$—	$—	$—	$—
Weighted average number of common shares - basic and diluted	4,635,406	2,749,996	3,692,701	2,749,996

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$69,927	$(547)	$69,533	$(924)
Other comprehensive income
Net unrealized holdings gains on AFS fixed maturities	478	—	478	—
Net unrealized gains on held for sale fixed maturities	7	—	7	—
Foreign currency translation adjustment	74	—	74	—
Other comprehensive income, before tax	559	—	559	—
Income tax expense related to components of other comprehensive income	—	—	—	—
Other comprehensive income, after tax	559	—	559	—
Comprehensive income (loss)	$70,486	$(547)	$70,092	$(924)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Common shares
Beginning balance	$27	$27	$27	$27
Shares issued on Combination Agreement	72	—	72	—
Ending balance	99	27	99	27
Additional paid-in capital
Beginning balance	10,122	10,047	10,107	10,047
Share-based compensation expense	224	—	239	—
Shares issued as consideration for Combination	166,539	—	166,539	—
Ending balance	176,885	10,047	176,885	10,047
Accumulated other comprehensive income
Beginning balance	—	—	—	—
Change in net unrealized investment gains	485	—	485	—
Foreign currency translation adjustment	74	—	74	—
Ending balance	559	—	559	—
Retained earnings (accumulated deficit)
Beginning balance	(5,922)	(4,614)	(5,528)	(4,237)
Net income (loss)	69,927	(547)	69,533	(924)
Distribution to shareholders	(40,000)	—	(40,000)	—
Ending balance	24,005	(5,161)	24,005	(5,161)
Treasury shares
Beginning balance	—	—	—	—
Shares issued to Maiden Reinsurance	(51,463)	—	(51,463)	—
Ending balance	(51,463)	—	(51,463)	—
Total shareholders' equity	$150,085	$4,913	$150,085	$4,913
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2025	2024
Cash flows from operating activities
Net income	$69,533	$(924)
Less: net loss from discontinued operations	495	—
Adjustments to reconcile net income to net cash flows from operating activities:
Other non-cash expenses including depreciation, amortization, share-based compensation and leases	2,797	34
Gain on bargain purchase	(73,590)	—
Net realized and unrealized investment gains	(1,058)	—
Change in allowance for expected credit losses	215	—
Foreign exchange and other losses	5,009	—
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	93	—
Reinsurance recoverable on unpaid losses	(3,586)	—
Accrued investment income	(801)	—
Funds withheld receivable	(668)	—
Other assets	(27)	1,968
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(25,090)	—
Unearned premiums	(1,327)	—
Accrued expenses and other liabilities	8,452	(1,644)
Net cash used in continuing operations	(19,553)	(566)
Net cash used in discontinued operations	(1,185)	—
Net cash used in operating activities	(20,738)	(566)
Cash flows from investing activities:
Purchases of fixed maturities	(23,889)	—
Purchases of other investments	(1,380)	—
Purchases of equity method investments	(490)	—
Proceeds from sales of fixed maturities	7,312	—
Proceeds from maturities, paydowns and calls of fixed maturities	26,670	—
Proceeds from sale and redemption of other investments	141	—
Proceeds from sale and redemption of equity method investments	163	—
Cash acquired from purchase of business	79,807	—
Others, net	(1)	—
Net cash provided by (used in) investing activities	88,333	—
Cash flows from financing activities:
Dividends paid – Kestrel equityholders	(40,000)	—
Net cash used in financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	661	—
Net increase (decrease) in cash, restricted cash and cash equivalents	28,256	(566)
Cash, restricted cash and cash equivalents, beginning of period	4,286	5,553
Cash, restricted cash and cash equivalents, end of period	32,542	4,987
Less: change in cash and cash equivalents held for sale	(1,126)	—
Cash, restricted cash and cash equivalents, end of period, excluding held-for-sale	$33,668	$4,987
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$18,951	$4,987
Restricted cash and cash equivalents, end of period	14,717	—
Total cash, restricted cash and cash equivalents, end of period	$33,668	$4,987
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Kestrel Group Ltd ("Parent Company" or "Kestrel Group") and its subsidiaries (the "Company" or "Kestrel"). They have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated.
These interim unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Kestrel Group Ltd transitioned from Article 5 to Article 7 of Regulation S-X as promulgated by the SEC since its core business fundamentally shifted from a general commercial operation to primarily functioning as an insurance company under its recent business combination as discussed further below. This change in SEC filing status necessitated significant adjustments to how the Company presents its balance sheet, income statement and other financial statements, to align with the specific requirements of Article 7 for insurance companies. As a result, the Company's assets, liabilities, and equity accounts have been reclassified to fit the new presentation requirements under Article 7. Certain prior year comparatives have been reclassified to conform to current period presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income, except the 2024 Kestrel equity was recast to conform with the current number of common shares issued to Kestrel equityholders and revised equity structure. Please see section on Accounting Treatment for the Combination for further details on reclassifications.
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination agreement ("Combination"), forming a new, publicly listed specialty program company operating under the name Kestrel Group Ltd. The Combination, which had been previously announced on December 30, 2024, effectuated the transaction via the formation of a new Bermuda holding company, Bermuda Ranger Topco Ltd. ("Bermuda NewCo"). Both Kestrel LLC and Maiden completed a series of transactions to become indirect wholly owned subsidiaries of Bermuda NewCo, and upon the closing of the transactions, Bermuda NewCo was renamed “Kestrel Group Ltd” and rebranded as Kestrel Group and is the successor company to Maiden.
Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025 and Kestrel Group shares began trading on the Nasdaq on May 28, 2025 under the ticker symbol “KG”. The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns.
As of June 30, 2025, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 22.4% of the Company's total outstanding common shares, which is eliminated for accounting and financial reporting purposes in our condensed consolidated financial statements. On April 29, 2025, Maiden shareholders approved a proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders ("Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR"). On April 29, 2025, all proposals related to Maiden’s business combination with Kestrel were approved by Maiden’s shareholders.
Pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. Please see Note 6. Shareholders' Equity for details of authorized share capital under the combined company.
The equityholders of Kestrel LLC at the closing date received an aggregate of $40.0 million in upfront cash and 2,749,996 common shares of the combined company. In addition, the former equityholders of Kestrel Group LLC remain entitled to receive contingent consideration up to the lesser of (x) $45.0 million payable in common shares of Kestrel Group upon the achievement of certain financial milestones, and (y) 2.75 million common shares of Kestrel Group.
Following completion of the Combination, the board of directors of Kestrel Group consists of seven directors, made up of four directors selected by Kestrel Intermediate Ledbetter Holdings LLC, two of whom are independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust, two of whom are independent under applicable securities laws and stock exchange rules. Please see Note 10. Related Party Transactions for information regarding the Company's relationship with AmTrust.
Legacy Reinsurance Operations
The Combination was completed with both parties in receipt of necessary regulatory approvals, including from the Vermont DFR which included approval for the extraordinary dividend required to complete the transaction. Under the conditions stipulated in the Vermont DFR approval, Maiden Reinsurance is no longer permitted to include the intercompany loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination with Kestrel and recurring annual dividends (and which require prior approval by the Vermont DFR) but the ability to selectively underwrite business in support of the Company's Program Services segment in the future.
Accounting Treatment for the Combination
Maiden was the legal acquirer of Kestrel. However, as a result of the terms of the Combination, for accounting purposes, the transaction is treated as a reverse acquisition and accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations. This determination is primarily based on the following factors: 1) the former Kestrel LLC equityholders have the ability to nominate a majority of the members of the board of directors of the combined company and 2) subsequent to consummation of the transaction, when combined with the shares held by Maiden Reinsurance, which shares Luke Ledbetter (acting in his capacity as President of Maiden Reinsurance) is authorized and has the discretion to vote on behalf of Maiden Reinsurance, the former Kestrel LLC equityholders have a majority of the voting rights of the combined company. As such, Maiden is treated as the acquired company for accounting purposes.
Accordingly, for financial reporting purposes, the net assets of Kestrel LLC are stated at historical carrying values and its condensed consolidated financial statements are presented as the predecessor to the combined company in the historical financial statements following consummation of the transaction on May 27, 2025. The assets and liabilities of Maiden are recorded at their fair values measured as of the acquisition date. Any excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on bargain purchase. Based on final fair values of the assets acquired and liabilities assumed, a bargain purchase gain of $73,590 was recognized in this transaction. The operating results of Maiden are only presented within the consolidated results of Kestrel from the date of acquisition going forward. Please refer to Note 15. Business Combination for additional details regarding the accounting treatment for the Combination.
Program Service Operations
Kestrel specializes in providing fronting services to insurance program managers, managing general agents (MGAs), reinsurers, and reinsurance brokers. Kestrel facilitates insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel LLC to offer both admitted and surplus lines in all U.S. states. Kestrel LLC generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
As noted, Kestrel will continue to write business through its exclusive use of four A.M. Best A- FSC XV insurance carriers, Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Companies”), all subsidiaries of AmTrust Financial Services, Inc. (“AmTrust”). Pursuant to the terms of the Combination Agreement, Kestrel retains the option to acquire the AmTrust Insurance Companies from AmTrust for a period of up to three years after closing of the Combination. AmTrust is a significant shareholder of Kestrel Group. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust.
Legacy Reinsurance Operations
The Company does not presently underwrite prospective reinsurance risks but may consider selectively deploying underwriting capacity in support of the Company's program services operations to optimize shareholder returns. The Company has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including liabilities associated with AmTrust reinsurance agreements which were terminated in 2019 as discussed in Note 10. Related Party Transactions. In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, as further discussed in Note 8. Reinsurance.
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, Maiden formed its indirect wholly owned subsidiary GLS, which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. Having completed the capital commitment made to GLS in November 2020, Maiden did not commit any additional capital to new opportunities and continues to run-off the existing accounts underwritten by GLS. GLS continues to wind down the remaining open accounts, with one reinsurance agreement remaining open and one entity completing its run-off.
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. On November 29, 2024, Maiden entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer, whose application was denied by the SFSA, has subsequently indicated its intent to proceed with the acquisition of only Maiden GF at the previously agreed valuation and believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. Maiden and the proposed acquirer are currently in the process of finalizing the terms of an amended sale agreement and this transaction is subject to customary regulatory approvals.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
The sale will continue to be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. In the wake of the decision of the SFSA, management continues to evaluate strategic alternatives for that business, including a possible sale to a different third-party or a possible run-off and liquidation of the entity. Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements. Please refer to "Note 14. Assets Held for Sale" for additional information regarding the effect of the pending transactions on the Company's Condensed Consolidated Financial Statements.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income, net income attributable to Kestrel and net income attributable to Kestrel common shareholders.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
The following contains a description of the Company's significant accounting policies for the six months ended June 30, 2025:
Basis of Reporting and Consolidation — These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") and include the accounts of Kestrel Group and all of its subsidiaries. These Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
For financial reporting purposes, the net assets of Kestrel Group are stated at historical carrying values and its condensed consolidated financial statements are presented as the predecessor to the combined company in the historical financial statements following consummation of the transaction on May 27, 2025. The assets and liabilities of Maiden are recorded at their fair values measured as of the acquisition date. The operating results of Maiden are only presented within the consolidated results of Kestrel from the date of acquisition going forward. Please refer to Note 15. Business Combination for additional details regarding the accounting treatment for the Combination Agreement.
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"); unearned premium for AmTrust, recoverability of reinsurance balances receivable, reinsurance recoverable on unpaid losses, and funds withheld receivable; valuation of financial instruments and deferred tax assets; and the determination of an allowance for estimated credit losses on certain types of financial instruments which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Other significant estimates are related to the Combination Agreement including the value of business acquired ("VOBA") and the earn out liability, both of which are discussed in Note 15. Business Combination.
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at June 30, 2025 and 2024.
Equity securities - Equity securities currently include privately held common and preferred stocks. Privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine their fair values. For investments without a readily determinable fair value, the measurement alternative can be elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Other investments — The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 321, Investments – Equity Securities ("ASC 321"). Other investments are comprised of the following types of investments:
•Privately held equity investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using guideline public company data to determine a price-to-book ratio trading multiple which was applied to book values shown on the quarterly financial statements as well as recent private market transactions. These investments are also comprised of investments in insurtech and other insurance focused companies. The fair value of start-up insurance entities are determined using recent private market transactions where applicable. Any changes in fair value are reported in net realized and unrealized gains (losses) and recognized in net earnings.
•Private credit funds: These are privately held equity investments in limited partnerships or common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
•Private equity funds: These are comprised of private equity funds, private equity co-investments with sponsoring entities and investments in real estate limited partnerships and joint ventures. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
•Investments in direct lending entities: These investments are carried at their fair market value with any changes in fair value reported in realized gains (losses) during the period.
•Equity method investments: The Company elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values with any changes in fair value reported in realized and unrealized gains (losses) during the period. These are included in Level 3 of the fair value hierarchy due to unobservable market data used for valuation.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The valuation of other investments is further described in Note 5 — Fair Value Measurements. Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported NAV and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
Equity Method Investments — Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss, net of any contributions and distributions received. Adjustments are based on the most recent available financial information from the investee. Changes in the carrying value of equity method investments are recorded in net income (loss) as the interest in income (loss) of equity method investments. The Company records its share of the investee’s other comprehensive income ("OCI") activity based on its proportionate share of the investee's common stock or capital, and books any OCI activity directly to the equity method investments account, with the offset recorded to the Company's accumulated other comprehensive income ("AOCI").
Fixed Maturity Investments — The Company classifies its fixed maturity investments as available-for-sale ("AFS"). The AFS portfolio is reported at fair value and any unrealized gains or losses are reported as a component of accumulated other comprehensive income ("AOCI") in shareholders' equity. The fair value of fixed maturity investments is generally determined from quotations received from third-party nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications.
Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on investment sales are determined based on the first in first out cost method. Net investment income is recognized when earned and includes accrued interest and dividend income together with amortization of market premiums and discounts using the constant yield method, net of investment management fees.
For U.S. government agency mortgage-backed securities ("Agency MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any changes required due to movements in effective yields and maturities are recognized on a prospective basis through yield adjustments.
A security is potentially impaired when its fair value falls below its amortized cost. The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in other comprehensive income.
To estimate the allowance for expected credit losses for most of the AFS securities, the Company analyzes projected cash flows which are primarily driven by assumptions regarding loss severity, probability of default and projected recovery rates. The Company's determination of default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. Unrealized losses on securities issued or backed, either explicitly or implicitly by the U.S. government are not analyzed for credit losses. The Company has concluded that any possibility of a credit loss on these securities is highly unlikely due to the explicit U.S. government guarantee related to certain securities (e.g., Government National Mortgage Association issuances) and the implicit guarantee related to other securities that has been validated by past actions (e.g., U.S. government bailout of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation during the 2008 credit crisis). Although these securities are not analyzed for credit losses, they are evaluated for impairment based on the Company's intention to sell and likely to sell requirement.
As the Company's fixed maturity investment portfolio is a large component of its consolidated assets, any impairment of fixed maturity securities could be material to the Company's financial condition and results particularly during periods of dislocation in the financial markets.
Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
•Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds;
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
•Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use, developed on the basis of the best information available in the particular circumstances. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the applicable transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in the Level 3 hierarchy. The Company uses prices and inputs that are current as at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause a financial instrument to be reclassified between hierarchy levels.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these in the Level 1 hierarchy. The Company receives quoted market prices from a third party nationally recognized Pricing Service. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representative of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that investment being valued.
The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.
ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including equity method investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. In connection with the Combination Agreement on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for certain equity method investments and direct lending investments, and these investments are reported at their fair values as of June 30, 2025. Please see Note 4 (b). Investments for further details.
Cash and Cash Equivalents — The Company maintains cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. The Company maintains certain cash and investments in trust accounts used primarily as collateral for unearned premiums and loss and LAE reserves owed to insureds. The Company is required to maintain minimum balances in these restricted accounts based on pre-determined formulas. Please see "Note 4. (e) Investments" for further details.
Premiums and Related Expenses — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, premium written is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premium written are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically twelve months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.
Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at June 30, 2025 and 2024.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of that business. Policy and contract acquisition expenses, including assumed commissions, are deferred and recognized as expense as the related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency will be recognized if the sum of anticipated loss and LAE, unamortized acquisition expenses less anticipated investment income exceed unearned premiums.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Loss and LAE — Loss and LAE represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31 of the latest fiscal year. The reserve for loss and LAE is estimated using a statistical analysis of actuarial data and is not discounted for the time value of money. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate based on known information to date. In estimating loss reserves, the Company utilizes a variety of standard actuarial methods. These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes available. Such adjustments are included and reported in current operations as favorable or unfavorable prior period development.
Reinsurance — Reinsurance premiums and loss and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and loss and LAE incurred and ceded to other companies as reduction of premium revenue and loss and LAE, respectively. The unexpired portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is included in other assets and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded and amortized over the applicable contract period to which they apply.
Premiums earned are reported net of reinsurance in the Consolidated Statements of Income. Reinsurance recoverable on unpaid losses relate to the portion of reserves and paid losses and LAE that are ceded to other companies. Reinsurance recoverable on unpaid losses are separately recorded as an asset in the Consolidated Balance Sheets. The Company remains contingently liable for all loss payments in the event of failure to collect from reinsurers.
Earn Out Liability — The fair value of the earn out consideration contingent liability was determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. Any changes in the fair value of the earn out liability are charged to net income (loss) during the period. Please see details for the earn out liability in Note 11. Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Intangible Assets — The fair value of intangible assets includes two components acquired as a result of the Combination:
•Value of business acquired ("VOBA"): The value of business acquired replaced deferred acquisition costs in the fair value accounting required under ASC 805. The VOBA asset reflects the expected profit or loss embedded in the unearned premium carried at the closing date and will be amortized over the earning pattern of the unearned premium reserve. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. Please see details for the VOBA in Note 15. Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q which is recorded as part of Intangible Assets on the Condensed Consolidated Balance Sheets.
•Fair value adjustment to historical loss reserves and LAE and reinsurance recoverable on unpaid losses: The adjustment to record the estimated fair value of the reserve for loss and loss adjustment expenses and reinsurance recoverable on unpaid losses that were acquired under the Combination. This amount reflects a decrease to adjust to the present value of loss and loss adjustment expenses and reinsurance recoverable based on estimated payout patterns, partially offset by an increase in net loss and loss adjustment expenses to the estimated market-based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net loss and loss adjustment expenses. The fair value of the net reserve for loss and loss adjustment expenses was determined using certain key assumptions, including the estimated cost of capital and investment yield. This is amortized based on the claims settlement and timing of reinsurance recovery payments. Please see details for the fair value discount on reserves and recoverables in Note 15. Business Combination in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
Retroactive Reinsurance - Retroactive reinsurance agreements are those in which a reinsurer agrees to reimburse the ceding company for liabilities incurred as a result of past insurable loss events. We do not record any income or expense on recognition of the reinsurance contract's assets and liabilities at inception, except for any gains realized as a result of bargain purchase acquisitions which are recorded as part of foreign exchange and other gains (losses) immediately in income. Any subsequent remeasurement of the value of liabilities is recorded to net loss and LAE in the Condensed Consolidated Statements of Income.
For a ceded retroactive agreement, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income over the settlement period of the ceded reserves once the paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is recognized within income immediately.
At the inception of a run-off retroactive reinsurance contract, if the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we do not record any gain or loss at the inception of these retroactive reinsurance contracts. The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
We expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets will be recorded in other assets (if and when applicable), and any deferred gain liabilities are shown separately in the Consolidated Balance Sheets, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in income as a component of net loss and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
Leases — The Company's leases are all classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 7.1%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the effective lease term in the Company's Consolidated Statements of Income.
Depreciable Fixed Assets - The Company's depreciable fixed assets consist of furniture and equipment, computer hardware and software, including renewals and betterments, which are capitalized at their original cost, while maintenance and repairs are expensed on a current basis. Depreciation on furniture and equipment, computer hardware and software is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value, if any. Leasehold improvements are capitalized and depreciated over the effective lease term or useful life, whichever is shorter, of the related leased assets.
Amortization of computer software and leasehold improvements and depreciation of furniture, equipment and computer hardware are included within general and administrative expenses on the consolidated statements of income. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective fixed asset accounts and any gains or losses are included in the consolidated statements of income.
Derivative Instruments — The Company has certain reinsurance contracts that are accounted for as derivatives. These reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations. The derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of the underwriting-related derivatives are determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for the derivative contract. The fair value changes in underwriting-related derivative instruments is included within other insurance (expense) revenue.
The underwriting-related derivative liability is presented as part of accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and adjusted as a non-cash item in net cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows.
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.
In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities.
A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended June 30, 2025 and 2024.
Share-Based Compensation Expense — Pursuant to the 2025 Equity Incentive Plan, the Company is authorized to issue restricted share awards and performance-based restricted shares, share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options and restricted share grants based on the fair value of the award on the date of grant, over the requisite service vesting period. Forfeitures are accounted for if and when they occur. The estimated fair value of the grant is amortized ratably over its vesting period as a charge to compensation expense (as a component of general and administrative expenses) and an increase to additional paid-in capital in the Condensed Consolidated Shareholders’ Equity.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of share options, and unvested restricted shares units. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options. The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain employees and directors is considered a participating security and the two-class method is used to calculate net income attributable to common shareholders per common share – basic and diluted. However, any undistributed losses are not allocated to the participating securities.
Treasury Shares — Treasury shares include common shares owned by Maiden Reinsurance which are eliminated for accounting and financial reporting purposes in the Company’s Consolidated Balance Sheet at June 30, 2025. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, with resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include cash and cash equivalents, reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary such as unearned premiums are not revalued.
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at June 30, 2025 was $74.
Revenue Recognition - Fee Revenue
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, Kestrel recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. Revenue is measured as the amount of consideration Kestrel expects to receive in exchange for providing services to customers and is generally governed by a capacity distribution agreement as a specified percentage of the premium.
Capacity distribution fees are collected from program managers or MGAs for the placement of an effective insurance policy on behalf of the Company's customer. These agreements may also include other provisions, such as minimum fee arrangements or cancellation provisions, which may impact revenue recognition.
The establishment and maintenance of an Authorized Program on behalf of our customer, as well as the resulting placement of effective insurance policies are considered a single performance obligation. The customer obtains control over the services promised by the Company at the effective date of bound insurance coverage. The Company recognizes revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services.
Except for contractual arrangements with minimum annual fees, the effective date of bound insurance coverage is considered the point in time when Kestrel’s performance obligation is met. Control passes to the customer at the effective date of bound insurance coverage, at which point the customer has accepted the services. For contractual arrangements with minimum annual fees, Kestrel amortizes the minimum fee over the contract period.
At June 30, 2025, the amount of contract assets was $1,323 and is included in Other Assets on the Company's condensed consolidated balance sheets (December 31, 2024 - $968). Please see Note 3. Segment Information for further details.
Discontinued Operations
Under the accounting guidance contained in Accounting Standards Codification Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group, the acquiring entity, and are currently classified as held-for-sale on the acquisition date. Therefore, the unaudited condensed consolidated combined financial statements for the three and six months ended June 30, 2025 and 2024 exclude the non-insurance related operations of Maiden GF and Maiden LF because those businesses are not considered part of Kestrel’s continuing operations. Please refer to Note 14. Assets Held for Sale for further information on the discontinued operations related to Maiden GF and Maiden LF.
Recently Adopted Accounting Standards
Effective January 1, 2025, the Company adopted Accounting Standard Updates ("ASU") 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date. Generally, this guidance will result in the accounting acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the accounting acquiree. With adoption of ASU 2021-08, the Company did not acquire any contract liabilities under Topic 606.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Recently Issued Accounting Standards Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" an amendment of Income Taxes (Topic 740). The amendments in this ASU require the Company to provide disclosures on an annual basis that (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this Update also require that the Company disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments in this Update require that all entities disclose the income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is still evaluating the guidance provided by this Update, however, it is not anticipated to have any material impact on its current annual tax disclosures.
Expense Disaggregation Disclosures
In November 2024, FASB issued ASU 2024-03 "Expense Disaggregation Disclosures" an amendment of Income Statement - Reporting Comprehensive Income (Subtopic 220-40). The amendments in this Update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods which is generally not presented in today's income statements. In particular, all public companies must disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization that is included in each relevant expense caption.
The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to early adopt ASU 2024-03 and will provide the required expense disclosures on a prospective basis. At this time, the Company anticipates that further expense information on employee compensation will be the primary requirement under this ASU.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
As a result of the the Company's recently completed Combination, Kestrel has two reportable segments: Program Services segment and the Legacy Reinsurance segment. Our Program Services reportable segment consists of a cohesive suite of fronting services that are integrated and interdependent. This revenue stream is highly concentrated due to capacity distribution agreements with an individual customer. Capacity distribution fees are collected from program managers or MGAs for providing support services and granting contractual access to our insurance carrier network and are considered a single performance obligation. Support services provided for these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage. Kestrel considers these arrangements a single revenue stream.
Our Legacy Reinsurance reportable segment consists of the AmTrust Reinsurance and Diversified Reinsurance segments previously reported by Maiden prior to the Combination with Kestrel. The AmTrust portion of this reportable segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to Note 10. Related Party Transactions for additional information regarding these agreements. The Diversified portion of this reportable segment consists of a run-off portfolio of predominantly third-party property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, as well as business produced by Maiden LF and Maiden GF along with transactions entered into by GLS as described in Note 1. Basis of Presentation under Maiden Legacy Operations.
The Company evaluates segment performance based on segment profit separately from results of our investment portfolio. Underwriting and fee income or loss is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied; however, general corporate expenses are not allocated to the reportable segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, net loan receivable from related party, intangible assets and restricted cash and investments. All remaining assets are allocated to Corporate.
Kestrel’s chief operating decision maker ("CODM") is the Company's Chief Executive Officer, Luke Ledbetter for both the Program Services segment and the Legacy Reinsurance segment. The significant segment expenses as reported in the computation of underwriting results in the tables below are used by the Company's CODM in assessing segment performance on a quarterly basis and supports their decision on how to allocate resources within the Company.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income for the three months ended June 30, 2025 and 2024, respectively:

For the Three Months Ended June 30, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$1,096	$—	$1,096
Net premiums written	1,095	$—	$1,095
Net premiums earned	$2,422	$—	$2,422
Fee revenue	—	544	544
Net loss and LAE	5,961	—	5,961
Commission and other acquisition expenses	(394)	—	(394)
General and administrative expenses	(1,706)	(768)	(2,474)
Underwriting and fee income (loss)	$6,283	$(224)	6,059
Reconciliation to net income from continuing operations
Net investment income and net realized and unrealized investment gains			2,589
Interest and amortization expenses			(1,519)
Change in fair value of earn out liability			(2,679)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(5,009)
Other general and administrative expenses			(2,606)
Income tax expense			(3)
Net income from continuing operations			$70,422
(1) Legacy Reinsurance underwriting results only include the post-combination period of May 28, 2025 to June 30, 2025.

For the Three Months Ended June 30, 2024	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$577	$577
General and administrative expenses	—	(589)	(589)
Fee loss	$—	$(12)	$(12)
Reconciliation to net loss from continuing operations
Net investment income			54
Other general and administrative expenses			(589)
Net loss from continuing operations			$(547)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income for the six months ended June 30, 2025 and 2024, respectively:

For the Six Months Ended June 30, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$1,096	$—	$1,096
Net premiums written	1,095	$—	$1,095
Net premiums earned	$2,422	$—	$2,422
Fee revenue	—	1,351	1,351
Net loss and LAE	5,961	—	5,961
Commission and other acquisition expenses	(394)	—	(394)
General and administrative expenses	(1,706)	(1,339)	(3,045)
Underwriting and fee income	$6,283	$12	6,295
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			2,623
Interest and amortization expenses			(1,519)
Change in fair value of earn out liability			(2,679)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(5,009)
Other general and administrative expenses			(3,178)
Income tax expense			(95)
Net income from continuing operations			$70,028
(1) Legacy Reinsurance underwriting results only include the post-combination period of May 28, 2025 to June 30, 2025.

For the Six Months Ended June 30, 2024	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$1,757	$1,757
General and administrative expenses	—	(1,400)	(1,400)
Fee income	$—	$357	$357
Reconciliation to net loss
Net investment income			118
Other general and administrative expenses			(1,399)
Net loss from continuing operations			$(924)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at June 30, 2025 and December 31, 2024:

June 30, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$10,397	$—	$10,397
Reinsurance recoverable on unpaid losses	520,520	—	520,520
Deferred commission and other acquisition expenses	—	—	—
Loan to related party	107,490	—	107,490
Intangible assets	11,438	—	11,438
Restricted cash and cash equivalents and investments	211,378	2,530	213,908
Funds withheld receivable	12,085	—	12,085
Other assets(1)	383	1,323	1,706
Total assets - reportable segments	873,691	3,853	877,544
Corporate assets	—	—	262,044
Assets held for sale	—	—	19,823
Total Assets	$873,691	$3,853	$1,159,411

December 31, 2024	Legacy Reinsurance	Program Services	Total
Restricted cash and cash equivalents and investments	$—	$4,286	$4,286
Other assets(1)	—	968	968
Total assets - reportable segments	—	5,254	5,254
Corporate assets	—	—	256
Total Assets	$—	$5,254	$5,510
(1) Other assets for the Program Services segment is entirely comprised of Program fee receivables related to written premiums that are still unpaid at the reporting date. Unpaid amount are generally paid with 30-60 days after inception of the policy unless the program allows for premiums to be paid on installments. Other assets also includes fees due from Programs for contractual arrangements with minimum annual fees. Kestrel amortizes the minimum fee over the contract period.
The financial information relating to net premiums written by major line of business within the Legacy Reinsurance segment for the three and six months ended June 30, 2025 are detailed below:

For the Three and Six Months Ended June 30,	2025
Net premiums written	Total
Diversified Legacy Reinsurance	$1,380
AmTrust Legacy Reinsurance	(285)
Legacy Reinsurance Segment(1)	$1,095
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to June 30, 2025.
The financial information for net premiums earned by major line of business within the Legacy Reinsurance segment for the three and six months ended June 30, 2025 are detailed below:

For the Three and Six Months Ended June 30,	2025
Net premiums earned	Total
Diversified Legacy Reinsurance	$1,390
AmTrust Legacy Reinsurance	1,032
Legacy Reinsurance Segment(1)	$2,422
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to June 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments
The Company holds: (i) available-for-sale ("AFS") portfolios of fixed maturity and equity securities, carried at fair value; (ii) other investments carried at fair value; (iii) equity method investments using equity method accounting; and (iv) funds held - directly managed.
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at June 30, 2025 are as follows:

June 30, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$43,911	$—	$—	$43,911
U.S. agency bonds – mortgage-backed	21,963	506	(2)	22,467
Non-U.S. government bonds	54,005	2	(31)	53,976
Collateralized loan obligations	68,684	7	(5)	68,686
Corporate bonds	16,760	4	(3)	16,761
Total fixed maturity investments	$205,323	$519	$(41)	$205,801

December 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $658 at June 30, 2025. The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the three and six months ended June 30, 2025.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2025	Amortized cost	Fair value
Due in one year or less	$94,117	$94,097
Due after one year through five years	20,054	20,046
Due after five years through ten years	505	505
	114,676	114,648
U.S. agency bonds – mortgage-backed	21,963	22,467
Collateralized loan obligations	68,684	68,686
Total fixed maturity investments	$205,323	$205,801
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$20,855	$—	$—	$—	$20,855	$—
U.S. agency bonds – mortgage-backed	381	(2)	—	—	381	(2)
Non-U.S. government bonds	38,907	(31)	—	—	38,907	(31)
Collateralized loan obligations	39,129	(5)	—	—	39,129	(5)
Corporate bonds	7,454	(3)	—	—	7,454	(3)
Total temporarily impaired fixed maturities	$106,726	$(41)	$—	$—	$106,726	$(41)
At June 30, 2025, there were 19 securities in an unrealized loss position for less than 12 months with a fair value of $106,726 and unrealized losses of $41.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Allowance for Expected Credit Losses & Non-Credit Related Impairment Costs
The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in other comprehensive income.
To estimate the allowance for expected credit losses for most of the AFS securities, the Company analyzes projected cash flows which are primarily driven by assumptions regarding loss severity, probability of default and projected recovery rates. The Company's determination of default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. Unrealized losses on securities issued or backed, either explicitly or implicitly by the U.S. government are not analyzed for credit losses. The Company has concluded that any possibility of a credit loss on these securities is highly unlikely due to the explicit U.S. government guarantee related to certain securities (e.g., Government National Mortgage Association issuances) and the implicit guarantee related to other securities that has been validated by past actions (e.g., U.S. government bailout of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation during the 2008 credit crisis). Although these securities are not analyzed for credit losses, they are evaluated for impairment based on the Company's intention to sell and likely requirement to sell.
Based on the Company's analysis at June 30, 2025, the unrealized gains on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At June 30, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three and six months ended June 30, 2025.
The following tables summarize the credit ratings of our fixed maturities as at June 30, 2025:

June 30, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$43,911	$43,911	21.3%
U.S. agency bonds – mortgage-backed	21,963	22,467	10.9%
AAA	80,201	80,201	39.0%
AA+, AA, AA-	35,487	35,481	17.2%
A+, A, A-	17,394	17,371	8.5%
BBB+, BBB, BBB-	6,367	6,370	3.1%
Total fixed maturities (1)	$205,323	$205,801	100.0%

December 31, 2024	Amortized cost	Fair value
(1)Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

b)Other Investments, Equity Securities and Equity Method Investments
Certain of the Company's other investments and equity method investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments and equity method investments may not have any restrictions governing their sale, but there is no active market and no assurance that the Company will be able to execute a sale in a timely manner. In addition, even if certain other investments and equity method investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those investments.
The collateralized investments in direct lending entities of $49,978 at June 30, 2025 are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of June 30, 2025. Please see Note 5(d). Fair Value Measurements for additional information regarding this investment.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Other investments
The table shows the composition of the Company's other investments at fair value as of June 30, 2025:

	June 30, 2025
	Fair value	% of Total
Private equity funds	$27,127	16.7%
Privately held equity investments	10,315	6.4%
Private credit investments	1,666	1.0%
Equity method investments with fair value option elected	73,019	45.0%
Investments in direct lending entities	49,978	30.9%
Total other investments at fair value	$162,105	100.0%
Equity Securities
Equity securities include privately held equity investments in common and preferred stocks. The Company's privately held equity investments in common and preferred stocks are direct investments in companies that the Company believes offer attractive risk adjusted returns or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments.
The following table provides the cost and fair values of the equity securities held at June 30, 2025:

	June 30, 2025
	Cost	Fair Value
Privately held common stocks	$5,135	$5,181
Privately held preferred stocks	6,010	6,010
Total equity securities	$11,145	$11,191
All privately held securities held at June 30, 2025 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$5,181	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	6,010	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$11,191

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Equity Method Investments
The equity method investments currently include real estate investments accounted for under the equity method and other investments measured at fair value. The table below shows the total value of the Company's equity method investments as of June 30, 2025 including those classified as other investments under the fair value option:

June 30,	2025
	Carrying Value	% of Total
Real estate investments at equity method	$33,173	31.2%
Total equity method investments accounted for under the Equity Method	33,173	31.2%
Real estate investments at fair value option elected	46,000	43.3%
Other equity method investments at fair value option elected	27,019	25.5%
Total equity method investments with fair value option (included in Other Investments)	73,019	68.8%
Total equity method investments	$106,192	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company is not the primary beneficiary of these VIEs as it does not have the power to direct the activities that are most significant to the economic performance of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly, these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company as more fully described in "Note 11 - Commitments, Contingencies and Guarantees" in these condensed consolidated financial statements.
ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including equity method investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. As a result of the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values as of June 30, 2025.
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of June 30, 2025, the summarized financial data of each equity method investment for the six months ended June 30, 2025 and the Company's realized and unrealized gains (losses) on these investments for the three and six months ended June 30, 2025:

	June 30, 2025		For the Six Months Ended June 30, 2025		For the Three and Six Months Ended June 30, 2025
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Realized and unrealized gains (losses)(2)
Silverstone Venture 1	$3,729	90.0%	$1,227	$605	$53
Silverstone Venture 2	4,094	86.8%	69	66	(264)
Silverstone Venture 3	19,196	70.2%	—	(3)	336
Extell Hudson Waterfront Holdings	46,000	25.0%	588	320	—
Seiden LP & Seiden MGMT LP(3)	33,173	99.9%	172	(89)	—
Total equity method investments	$106,192				$125
1. The Company included summarized financial data of its equity method investees for the three months ended March 31, 2025 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-Q for the three and six months ended June 30, 2025.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value.
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at June 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities	$614	$—	$614	$—
Income on funds withheld	20	—	20	—
Interest income from net loan receivable from AmTrust	659	—	659	—
Other investments	84	—	84	—
Cash and cash equivalents	156	54	190	118
	1,533	54	1,567	118
Investment expenses	(2)	—	(2)	—
Net investment income	$1,531	$54	$1,565	$118

d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025:

For the three and six months ended June 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$875	$(111)	$764
Equity securities	46	—	46
Other investments	512	(264)	248
Net realized and unrealized investment gains (losses)	$1,433	$(375)	$1,058
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized gains recognized for equity securities still held at the reporting date for the three and six months ended June 30, 2025, respectively, included:

For the Three and Six Months Ended June 30,	2025
Net gains recognized for equity securities	$46
Net gains recognized for equity securities divested	—
Net unrealized gains recognized for equity securities still held at the reporting date	$46
Proceeds from sales of fixed maturity investments were $7,312 for the three and six months ended June 30, 2025. Net unrealized gains included in accumulated other comprehensive income ("AOCI") were as follows at June 30, 2025:

June 30, 2025
Net unrealized gains on fixed maturity investments	$478
Net unrealized losses on held for sale AFS investments	7
Total net unrealized losses	485
Deferred income tax	—
Net unrealized gains, net of deferred income tax	$485
Change, net of deferred income tax	$485

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at June 30, 2025 are:

June 30, 2025
Restricted cash – third party agreements	$8,440
Restricted cash – related party agreements	6,277
Total restricted cash	14,717
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2025 – $53,766)	54,019
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2025 – $143,741)	143,793
Restricted investments – liability for investments purchased for related party agreements	(1,080)
Total restricted investments	196,732
Total restricted cash and investments	$211,449

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
•Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds; and publicly traded equity securities;
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use developed on the basis of the best information available in the particular circumstances. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in the Level 3 hierarchy.
The Company uses prices and inputs that are current as at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between hierarchy levels.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized provider ("the Pricing Service"). When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representative of fair value.
If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at June 30, 2025.
U.S. government and U.S. agency bonds: Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Federal National Mortgage Association and the Federal Farm Credit Banks Funding Corporation. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
Non-U.S. government bonds: These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
Collateralized loan obligations ("CLO"): These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CLO are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Commercial mortgage-backed securities ("CMBS"): These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Corporate and municipal bonds: Bonds issued by corporations, U.S. state and municipality entities or agencies that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As significant inputs used to price corporate and municipal bonds are observable market inputs, fair values are included in the Level 2 fair value hierarchy.
Equity securities: Equity securities can include both publicly traded and privately held common and preferred stocks. The fair value of publicly traded common and preferred stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values, therefore, these investments are classified as Level 3 in the fair value hierarchy. For investments without a readily determinable fair value, the measurement alternative can be elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Other investments: Includes unquoted investments comprised of the following types of investments:
•Privately held equity investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus are included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
•Private credit investments: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
•Private equity funds: These are comprised of private equity funds, private equity co-investments with sponsoring entities and investments in real estate limited partnerships and joint ventures. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values are therefore measured using the NAV as a practical expedient.
•Investments in direct lending entities: These investments are carried at their fair market value with any changes in fair value reported in realized and unrealized gains (losses) during the period. These investments are included in Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
•Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported NAV and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
•Equity method investments: The Company elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values with any changes in fair value reported in realized and unrealized gains (losses) during the period. These are included in Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
Derivative Instruments: The Company entered into a reinsurance contract that is accounted for as a derivative. This reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers this contract to be part of its underwriting operations. This derivative is initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of this derivative is determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of this derivative. The fair value changes in underwriting-related derivative instruments is included within other insurance revenue (expense), net.
The derivative liability on retroactive reinsurance is presented as part of accrued expenses and other liabilities. A significant increase (decrease) in this input in isolation may result in a significantly lower (higher) fair value measurement for the derivative contract. As the significant inputs used to price these derivatives are unobservable, the fair values of this contract is classified as Level 3 in the fair value hierarchy.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions.
At June 30, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$43,911	$—	$—	$—	$43,911
U.S. agency bonds – mortgage-backed	—	22,467	—	—	22,467
Non-U.S. government bonds	—	53,976	—	—	53,976
Collateralized loan obligations	—	68,686	—	—	68,686
Corporate bonds	—	16,761	—	—	16,761
Equity securities	—	—	11,191	—	11,191
Other investments	—	—	127,728	34,377	162,105
Total investments	$43,911	$161,890	$138,919	$34,377	$379,097
As a percentage of total assets	3.8%	14.0%	12.0%	3.0%	32.8%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
The Company utilizes the Pricing Service to assist in determining the fair value of its investments; however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices, and pricing of assets and liabilities and use of pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices provided represent a reasonable estimate of fair value.
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at June 30, 2025. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At June 30, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three and six months ended June 30, 2025, respectively.
(c) Level 3 Financial Instruments
At June 30, 2025, the Company holds Level 3 financial instruments which currently consist of alternative investments of $138,919 and an underwriting-related derivative liability of $3,984 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
The Level 3 investments include collateralized investments in direct lending entities of $49,978 at June 30, 2025 which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid and require long-term capital commitments, and so significant judgment was used in its valuation. Therefore the Company classifies its fair value as Level 3 within the fair value hierarchy.
The fair values for equity securities of $11,191 are estimated using quarterly unaudited capital and financial statements provided by the investee or recent private market transactions, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The Company has elected the fair value option for certain of its equity method investments at the acquisition date. The fair values for these investments are presented in other investments and are estimated using quarterly unaudited capital and financial statements provided by the investee or recent private market transactions, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The fair value of underwriting-related derivative instruments of $3,984 is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at June 30, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity investments - common shares	$5,181	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity investments - preferred shares	10,741	Quarterly financial statements	Privately calculated enterprise valuations
Other investments - Investments in direct lending entities	49,978	Quarterly financial statements	Privately calculated enterprise valuations
Equity method investments measured at fair value option	73,019	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$138,919

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2025, respectively. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

For the Three and Six Months Ended June 30,	2025
Balance - beginning of period	$—
Acquired Level 3 investments	137,188
Purchases	1,723
Sales	(163)
Net realized and unrealized gains during the period	171
Total Level 3 investments - end of period	$138,919
(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At June 30, 2025, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At June 30, 2025, the carrying value of the net loan receivable from related party approximates fair value. The fair value of the net loan receivable is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)

The fair values of the Company's outstanding Senior Notes (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy. The following table presents the respective principal amount and fair values for the Senior Notes as at June 30, 2025:

	June 30, 2025
	Principal Amount	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$65,516
Senior Notes - MHNC – 7.75%	152,361	100,254
Total Senior Notes	$262,361	$165,770

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity
a)Common Shares
As discussed in Note 1. Basis of Presentation, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group Ltd. The equityholders of Kestrel at the closing date received 2,749,996 common shares of the Kestrel Group. Fractional shares for both Maiden and Kestrel were paid out in cash at the closing date.
The Company’s authorized share capital after the Combination consists of 42,500,000 common shares. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the three and six months ended June 30, 2025, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At June 30, 2025, the aggregate authorized share capital of the Company is 42,500,000 shares of which 9,979,477 common shares were issued. This includes 7,741,943 common shares outstanding, and 2,237,534 treasury shares as discussed further below. The remaining 32,520,523 shares are undesignated at June 30, 2025. At June 30, 2025, there are 31,929 common shares that will be issued and outstanding upon vesting of restricted shares.
b)Common Shares issuable under Incentive Plans
On June 3, 2025, a Registration Statement on Form S-8 was filed by Kestrel Group for the purpose of registering 1,411,600 common shares, par value $0.01 per share, of the Company which include:
•206,600 common shares are issuable in respect of outstanding awards under the Maiden Holdings, Ltd. 2019 Omnibus Incentive Plan (“Legacy Plan”) and any such additional shares granted under the Legacy Plan that were forfeited, cancelled, exchanged or surrendered, including in connection with the termination or expiration of an award, that then become available under the Legacy Plan in accordance with its terms. The Legacy Plan was assigned to and assumed by the Company at the effective time of the mergers. Such aggregate number of common shares issuable under the Legacy Plan reflects the conversion required by the terms of the Combination Agreement; and
•1,205,000 common shares are issuable under the Kestrel Group Ltd 2025 Equity Incentive Plan (“Kestrel Group Plan”).
c)Treasury Shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at June 30, 2025.
d)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the three and six months ended ended June 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$—	$—	$—
Other comprehensive income before reclassifications	485	74	559
Net current period other comprehensive income	485	74	559
Ending balance, Maiden shareholders	$485	$74	$559

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At June 30, 2025, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
On May 27, 2025 in connection with the Combination, (i) Maiden, as issuer, the Company, as guarantor, and Wilmington Trust, National Association, as trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to that certain indenture dated as of June 14, 2016, providing that the Company will fully and unconditionally guarantee Maiden’s 6.625% Senior Notes due 2046 and (ii) Maiden NA, as issuer, the Company, as guarantor, and Wilmington Trust Company, as trustee, entered into a fourth supplemental indenture (together with the Second Supplemental Indenture, the “Supplemental Indentures”) to that certain indenture dated as of June 24, 2011, providing that the Company will fully and unconditionally guarantee MHNA’s 7.75% Senior Notes due 2043.
The following tables detail the issuances of Senior Notes outstanding at June 30, 2025:

June 30, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,881	44,697	88,578
Carrying value	$66,119	$107,664	$173,783

Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.77%	11.63%
Total interest and amortization expense incurred on the Senior Notes for the three and six months ended June 30, 2025 was $1,899, of which $1,342 was accrued as interest payable at June 30, 2025. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $114 for the three and six months ended June 30, 2025.
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days notice prior to the redemption date. Please refer to Note 11. Commitments, Contingencies and Guarantees for recent litigation regarding the 2013 Senior Notes.
Under the terms of the 2016 Senior Notes, the 2016 Senior Notes can be redeemed, in whole or in part, at Maiden Holdings' option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden Holdings is required to give at least thirty days and not more than sixty days notice prior to the redemption date.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance
The Company uses reinsurance and retrocessional agreements ("ceded reinsurance") to mitigate volatility, reduce its exposure to certain risks and provide capital support. Ceded reinsurance provides for the recovery of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of its reinsurers or retrocessionaires fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for ceded reinsurance. In the event that one or more of our reinsurers or retrocessionaires are unable to meet their obligations under these agreements, the Company would not realize the full value of the reinsurance recoverable balances. The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the six months ended June 30, 2025 was as follows:

For the Six Months Ended June 30,	2025
Premiums written
Direct	$1,379
Assumed	(283)
Ceded	(1)
Net	$1,095
Premiums earned
Direct	$1,384
Assumed	1,039
Ceded	(1)
Net	$2,422
Loss and LAE
Gross loss and LAE	$(6,171)
Loss and LAE ceded	210
Net	$(5,961)
The Company's reinsurance recoverable on unpaid losses balance as at June 30, 2025 was $520,520 presented in the Condensed Consolidated Balance Sheets. As of June 30, 2025, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $1,655. The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$—
Expected credit losses on recoverables where credit losses were not previously recognized	1,655
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,655
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $36,195 at June 30, 2025. The recoverable due from Cavello is net of an allowance for expected credit losses of $780 as at June 30, 2025.
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of June 30, 2025, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $481,747 which was net of an allowance for expected credit losses of $707 as at June 30, 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of June 30, 2025, the amount of collateral required was $432,202.
Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at June 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
On July 18, 2025, the Company received correspondence from Cavello disputing the dates of loss assigned by Maiden Reinsurance’s cedant in the underlying reinsurance contract to a significant number of claims regarding certain coverage. In that correspondence, Cavello asserts that $46,700 in identified claims and approximately $25,000 in potential additional claims would fall outside the applicable coverage and reserves all of its rights under the applicable agreements if these matters are not resolved. This correspondence and the asserted amounts resulted from an audit requested by Cavello in December 2024 pursuant to its rights under the LPT/ADC Agreement. The Company is continuing to discuss and exchange information with Cavello on these matters and believes the terms of the LPT/ADC Agreement support both the Company’s position on the dates of loss and the current reinsurance recoverable Maiden Reinsurance has recognized for these claims. At this time, the Company cannot predict the outcome of these issues. Please refer to Part II. Other Information, Item 1A. Risk Factors for more information regarding these reinsurance and collateral arrangements with Cavello.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses
The Company uses both historical experience and industry-wide loss development factors to provide a reasonable basis for estimating future losses. In the future, certain events may be beyond the control of management, such as changes in law, judicial interpretations of law, and rates of inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.
The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in the average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, claims handling, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). In cases where the Company uses underwriting year information, reserves are subsequently allocated to the respective accident year. The reserve for loss and LAE consists of:

June 30, 2025
Reserve for reported loss and LAE	$354,141
Reserve for losses incurred but not reported ("IBNR")	369,291
Reserve for loss and LAE	$723,432
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2025
Gross loss and LAE reserves, January 1	$—
Less: reinsurance recoverable on unpaid losses, January 1	—
Net loss and LAE reserves, January 1	—
Net incurred losses related to:
Current year	1,827
Prior years	(7,788)
(5,961)
Net paid losses related to:
Current year	(391)
Prior years	(22,115)
(22,506)
Net Maiden Legacy run-off business acquired	221,109
Effect of foreign exchange rate movements	10,270
Net loss and LAE reserves, June 30	202,912
Reinsurance recoverable on unpaid losses, June 30	520,520
Gross loss and LAE reserves, June 30	$723,432
Actuarial Methods Used to Estimate Loss and LAE Reserves
The Company utilizes a variety of standard actuarial methods in its analysis of loss reserves. The selections from these various methods are based on the loss development characteristics of the specific line of business and significant actuarial judgment. The actuarial methods utilized include:
The Expected Loss Ratio ("ELR") method is a technique that is multiplicative and applies an expected loss ratio to premium earned to yield the estimated ultimate losses. The ELR assumption is generally derived from pricing information and historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. The ELR technique does not take into account actual loss emergence for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes more credible, other methods may be applied in determining the estimated ultimate losses.
The Loss Development ("LD") method is a reserving method in which ultimate losses are estimated by applying a loss development factor to actual reported (or paid) loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The LD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. In the case where changes to the payment patterns or the claim handling procedures are identified, historical losses are adjusted to the current basis, and development factors are selected based on the relative change of the adjusted losses (the Berquist Sherman method is one example of this approach). When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.
The Bornhuetter-Ferguson ("BF") reserving technique is used for long-tailed or lower frequency, more volatile lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and LD techniques by splitting the expected loss into two pieces - expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses, estimated by the use of loss development factors, are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported losses.
The average frequency and severity ("FS") reserving technique is used for lines where claim count is available, and the estimate of loss development factors is more difficult due to volatility in historical data. The available data for such lines is usually more volatile in the estimation of future losses using the LD and BF reserving methods. The FS method uses historical data to estimate the average number of ultimate claims (frequency) and the average costs of closed claims (severity). The estimate of ultimate losses by underwriting year is the result of the multiplication of the ultimate number of claims and the average cost of a claim.
With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.
For the Diversified Reinsurance legacy business, the Company utilizes the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD method. For proportional or pro-rata business, the Company typically relies heavily on the actual historical contract experience to estimate reserving parameters such as loss development factors, whereas for excess of loss business there will be more usage of industry and/or Company benchmark assumptions.
Maiden Reinsurance underwrote the AmTrust Reinsurance legacy business from July 1, 2007 until January 30, 2019, when Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019, and Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or the BF method for exposures with more limited or volatile historical data. The FS method is also considered for segments of the AmTrust Legacy Reinsurance book of business for which claim count information is available. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior period loss development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable PPD reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments.
The following table summarizes (favorable) adverse PPD for our Legacy Reinsurance segment for the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
Prior Year Loss Development (favorable) adverse
Diversified Reinsurance legacy business	$125
AmTrust Reinsurance legacy business	(7,913)
Total PPD for Legacy Reinsurance Segment	$(7,788)
Legacy Reinsurance Segment: Diversified Business
In the Diversified Reinsurance legacy operations, the adverse PPD was $125 for the three and six months ended June 30, 2025 which was primarily driven by adverse development in GLS business.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$(4,200)
LPT/ADC Agreement	(3,718)
European Hospital Liability Quota Share	5
Total AmTrust Reinsurance PPD	$(7,913)
Net favorable PPD was $7,913 during the three and six months ended June 30, 2025 as detailed in the table above primarily experienced due to foreign currency fluctuations on reserves denominated in non-USD.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions
Kestrel Intermediate Ledbetter Holdings, LLC ("KILH") was the controlling shareholder of Kestrel. In addition, Terry Ledbetter, the Company's Executive Chairman of the Board of Directors and Luke Ledbetter, the Company's Chief Executive Officer were the founding shareholders of KILH.
The Founding Shareholders of Maiden were Michael Karfunkel, George Karfunkel and Barry Zyskind. Leah Karfunkel (wife of the late Michael Karfunkel) and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 55.2% of the ownership interests of Evergreen Parent, L.P., the ultimate parent of AmTrust.
The following describes transactions that have transpired between and among the Company (including Maiden), KILH and AmTrust.
KILH and AmTrust were Kestrel Equityholders, and received Common Shares at closing of the Combination in proportion to its equity interest in Kestrel prior to the closing. Barry Zyskind, George Karfunkel and Leah Karfunkel were individually shareholders of Maiden prior to closing of the Combination, and received common shares at the closing of the Combination in proportion to their respective equity interests in Maiden prior to the closing.
In connection with the Combination, the Kestrel equityholders at the closing date received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 18.2% of the Company's issued Common Shares at June 30, 2025, and 776,470 Common Shares issued to AmTrust, constituting 7.8% of the Company's issued Common Shares at June 30, 2025.
Barry Zyskind is the beneficial owner of 318,714 Common Shares, constituting 4.1% of the Common Shares outstanding. George Karfunkel is the beneficial owner of 80,000 Common Shares, constituting 1.0% of the Common Shares outstanding. Leah Karfunkel is the beneficial owner of 339,630 Common Shares, constituting 4.4% of the Common Shares outstanding.
By reason of his position as the chairman and chief executive officer of AmTrust and his equity interest in AmTrust, Barry Zyskind may be deemed to beneficially own the Common Shares owned by AmTrust. By reason of their membership on the board of directors of AmTrust and their equity interests in AmTrust, each of George Karfunkel and Leah Karfunkel may be also be deemed to beneficially own the Common Shares owned by AmTrust. Therefore, including the 776,470 Common Shares of owned by AmTrust, Barry Zyskind beneficially owns 1,094,754 Common Shares, constituting 11.0% of the Common Shares outstanding; George Karfunkel beneficially owns 856,040 Common Shares, constituting 8.6% of the Common Shares outstanding; and Leah Karfunkel beneficially owns 1,115,670 Common Shares, constituting 11.2% of the Common Shares outstanding. Each of Barry Zyskind, George Karfunkel and Leah Karfunkel disclaim beneficial ownership of the Common Shares owned by AmTrust to the extent permitted by law.
As discussed above, AmTrust holds approximately 7.8% of the issued and outstanding Kestrel Group common shares and has the right to nominate (la) one non-independent director to the Kestrel Group Ltd board of directors for so long as AmTrust and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as AmTrust and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination. Kestrel Group writes its business on a fronting basis initially through the AmTrust Insurance Companies, and will cede up to 100% of underwriting risk in exchange for a ceding fee based on gross premiums written. In addition, AmTrust provides additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, Kestrel Group relies on its strategic partnership with AmTrust as a related party.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel with the option for the Company to purchase certain insurance carriers owned by AmTrust North America Inc. The Company also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. The Company incurred costs related to this agreement of $96 and $244 during the three and six months ended June 30, 2025 compared to $176 and $616 for the same respective periods in 2024. These amounts are presented in general and administrative fees in the condensed consolidated statement of operations and include services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.
The Company also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination Agreement, Kestrel will have the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the three and six months ended June 30, 2025 and 2024 were based on the net premiums associated with this agreement.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Board of Directors of the Company
Following completion of the Combination, the board of directors of Kestrel Group consists of seven directors, made up of four directors selected by KILH, two of whom are independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust, two of whom are independent under applicable securities laws and stock exchange rules. Please also refer to Note. 11. Commitments for details of the related party lease agreement with Terry Ledbetter, who is the Company's Executive Chairman, which is effective until January 31, 2026.
The following describes the legacy reinsurance transactions that have transpired between Maiden and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, Maiden and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance and AII to enter into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded written premiums.
On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business (as defined in the AmTrust Quota Share). AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
Effective July 1, 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement.
Effective January 1, 2019, Maiden Reinsurance and AII entered into a partial termination amendment ("Partial Termination Amendment") which amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Reinsurance for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. Subsequently, on January 30, 2019, Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the commuted business including: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business"), and together with the Commuted California Business ("Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance's obligations to AII with respect to the Commuted Business. The Commuted Business excludes any business classified by AII as Specialty Program or Specialty Risk business.
AII and Maiden Reinsurance also agreed that as of July 31, 2019, the AmTrust Quota Share was deemed amended as applicable so that the Commuted Business is no longer included as part of Covered Business under the AmTrust Quota Share.
On January 30, 2019, in connection with the termination of the reinsurance agreement described above, the Company and AmTrust entered into a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company.
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC. Pursuant to the terms of the European Hospital Liability Quota Share, Maiden Reinsurance assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The European Hospital Liability Quota Share also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Reinsurance paid a ceding commission of 5% on contracts assumed under the European Hospital Liability Quota Share.
Effective July 1, 2016, the European Hospital Liability Quota Share was amended such that Maiden Reinsurance assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Thereafter, on January 30, 2019, Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Effective July 1, 2022, Maiden Reinsurance and AIU DAC entered into an agreement ("Commutation Agreement") which provided for AIU DAC to assume all reserves ceded by AIU DAC to Maiden Reinsurance with respect to AIU DAC’s French Medical Malpractice exposures for underwriting years 2012 through 2018 reinsured by Maiden Reinsurance under the European Hospital Liability Quota Share. In accordance with the Commutation Agreement, Maiden Reinsurance paid $31,291 (€29,401) to AIU DAC, which is the sum of net ceded reserves of $27,625 (€25,956) and an agreed exit cost of $3,666 (€3,444). As a result of the Commutation Agreement, Maiden Reinsurance reduced its exposure to AmTrust's Hospital Liability business, but still has exposure to Italian medical malpractice liabilities under the European Hospital Liability Quota Share.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and six months ended June 30, 2025, respectively:

For the Three and Six Months Ended June 30,	2025
Gross and net premiums written	$(285)
Net premiums earned	1,032
Net loss and LAE	3,081
Commission and other acquisition expenses	(106)
Collateral provided to AmTrust
Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit on behalf of Maiden Reinsurance to AmTrust in an amount representing Cavello’s obligations under the LPT/ADC Agreement. Because these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA.
As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTEs”) to the AmTrust Quota Share between AII and Maiden Reinsurance were required. Effective July 31, 2019, the PTEs: i) enable the operation of both the LPT/ADC Agreement and MCA by making provision for certain forms of collateral, including letters of credit provided by Cavello on Maiden Reinsurance’s behalf, and further defines the permitted use and return of collateral; and ii) increase the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 105% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Under certain defined conditions, Maiden Reinsurance may be required to increase this funding percentage to 110%.
Effective March 16, 2020, Maiden Reinsurance discontinued as a Bermuda company and completed its re-domestication to the State of Vermont. Bermuda is a Solvency II equivalent jurisdiction and the State of Vermont is not such a jurisdiction; therefore, the collateral provided under the respective agreements with AmTrust subsidiaries was strengthened to reflect the impact of the re-domestication concurrent with the date of Maiden Reinsurance’s re-domestication to Vermont. Maiden Reinsurance and AmTrust agreed to: 1) amend the AmTrust Quota Share pursuant to Post Termination Endorsement No. 2 effective March 16, 2020; and 2) amend the European Hospital Liability Quota Share pursuant to Post Termination Endorsement No. 1 effective March 16, 2020.
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations, as defined under the AmTrust Quota Share, are satisfied. Pursuant to the terms of Post Termination Endorsement No. 2, the funding percentage was reduced to 107.5% during the first quarter of 2023.
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share will now solely be tied to a contractually agreed percentage and is expected to be reduced from a current level of 107.5% to 105% during the third quarter of 2025 when its obligations are expected to decline below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 was effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement approved by the Vermont DFR on February 7, 2025.
Pursuant to the terms of Post Termination Endorsement No. 1 to the European Hospital Liability Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AEL and AIU DAC by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to the greater of 120% of the Exposure (as defined therein) and the amount of security required to offset the increase in the Solvency Capital Requirement (“SCR”) that results from the changes in the SCR which arise out of Maiden Reinsurance's re-domestication as compared to the SCR calculation if Maiden Reinsurance had remained domesticated in a Solvency II equivalent jurisdiction with a solvency ratio above 100% and provided collateral equivalent to 100% of the Exposure.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Pursuant to the terms of Post Termination Endorsement No. 2 to the European Hospital Liability Quota Share, AmTrust has also agreed to reduce the collateral funding percentage on the European Hospital Liability Quota Share from 120% to 105%, on the effective date of this endorsement, which was approved by the Vermont DFR on February 19, 2025.
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Consolidated Balance Sheets at June 30, 2025. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include: (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties; (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII are satisfied as follows:
•On January 1, 2025, Maiden Reinsurance and AmTrust amended the terms of the loan agreement provided by Maiden Reinsurance to AII. Under the revised terms, an Amended and Restated Loan Agreement was entered into effective January 1, 2025 (the “AR Loan Agreement”), by which the principal amount of the collateral loan will be repaid (subject to funding of collateral requirements) on or before the revised maturity date of January 1, 2033 pursuant to a repayment schedule set forth in the AR Loan Agreement. The principal amount shall equal (a) $152,377 minus (b) the amount of payments and any prepayments made by or on behalf of AmTrust from time to time. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 150 basis points per annum under the terms of the AR Loan Agreement.
•AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the AmTrust Quota Share and European Hospital Liability Quota Share dated April 1, 2011, as amended, between Maiden Reinsurance and AmTrust, any other reinsurance agreements between AmTrust or its affiliates and Maiden Reinsurance or its affiliates and the Premium Repayment Loan Agreement dated December 31, 2024 with respect to the settlement of certain ceded premium balances of $24,259 entered into between AII and Maiden Reinsurance.
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $107,490 at June 30, 2025. There was no allowance for expected credit losses recognized on the loan at June 30, 2025. Net interest income on the net loan receivable was $659 for the three and six months ended June 30, 2025 with an effective yield of 5.8%.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at June 30, 2025 was $144,716 and the accrued interest was $592.
Asset Management Agreement
Effective July 1, 2007, Maiden entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $2 of investment management fees for the three and six months ended June 30, 2025 under this agreement.
On September 9, 2020, Maiden Reinsurance, AmTrust and AIIM entered into a novation agreement, effective July 1, 2020, which provided for the novation of the asset management agreement, dated January 1, 2018 between Maiden Reinsurance and AIIM, and the release by Maiden Reinsurance of AIIM's obligations under the asset management agreement. The novation mandates that AmTrust is to be bound by the terms of the asset management agreement in place of AIIM and AmTrust agrees to perform any and all past, present and future obligations of AIIM under the asset management agreement.
On November 13, 2020, Maiden LF, Maiden GF, AmTrust and AIIM entered into a novation agreement, effective July 1, 2020, which provided for the novation of the asset management agreement, dated January 1, 2018 between Maiden LF, Maiden GF and AIIM, and the release by Maiden LF and Maiden GF of AIIM's obligations under the asset management agreement. The novation mandates that AmTrust is to be bound by the terms of the asset management agreement in place of AIIM and AmTrust agrees to perform any and all past, present and future obligations of AIIM under the asset management agreement.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Renewal Rights Transaction - IIS Business
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland.
Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, are in the process of being cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. As at June 30, 2025, Maiden LF and Maiden GF had substantially completed all the main contractual obligations as per the AmTrust Renewal Rights Agreements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
The following describes the Company's current commitments, contingencies and concentrations as of June 30, 2025:
a)Concentrations of Credit Risk
At June 30, 2025, the Company’s assets where significant concentrations of credit risk may exist include total investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the three and six months ended June 30, 2025 and 2024, this revenue stream is highly concentrated due to capacity distribution agreements with an individual customer.
The Company evaluates the financial condition of its reinsurers, program managers and MGAs and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts that are considered potentially uncollectible. Reinsurance receivable and recoverable balances, net loan receivable from related party, and the funds withheld receivable are reviewed for expected credit losses on a quarterly basis and are presented net of an allowance for expected credit losses. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at June 30, 2025.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at June 30, 2025 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company's total unfunded commitments on other investments and equity method investments was $38,441 at June 30, 2025. The table below shows the total unfunded commitments by type of investment as at June 30, 2025:

	June 30, 2025
	Fair Value	% of Total
Total unfunded commitments on other investments	$23,837	62.0%

Total unfunded commitments on equity method investments	14,604	38.0%

Total unfunded commitments on alternative investments	$38,441	100.0%
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future.
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization.
As discussed above, at June 30, 2025, guarantees of $71,598 were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
Other Contingent Commitments
As a result of the Combination Agreement, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45.0 million divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2.75 million common shares of Kestrel Group. On June 30, 2025, the fair value of this contingent consideration was $2,679 which is reported on its own line in the Condensed Consolidated Balance Sheets. The change in fair value of the earn out liability was an increase of $2,679 for the three and six months ended June 30, 2025, respectively, and was recorded in the condensed consolidated statements of net income during the reporting period.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
At June 30, 2025, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the investment agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $14,347 which has been classified as receivable and reported in Other Assets on the condensed consolidated balance sheets at June 30, 2025. Under ASC 805, the earn out consideration for this receivable will be adjusted to fair value at each reporting period with any changes in fair value reported immediately in net income.
c)Operating Lease Commitments
The Company leases office spaces and equipment under various operating leases expiring in various years through 2034. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration.
Kestrel’s principal executive offices are presently located at 8333 Douglas Avenue, Suite 1360 in Dallas, Texas. The Dallas office is leased through Ledbetter Interests, Ltd., an entity affiliated with Terry Ledbetter, who is the Company's Executive Chairman, pursuant to a Lease Agreement dated October 23, 2019. Kestrel Service Corporation, Kestrel’s wholly owned subsidiary, reimburses Terry Ledbetter via an expense reimbursement provision under his employment agreement for the use of this leased office space. This Lease Agreement expires January 31, 2026 and will not be renewed.
Kestrel also leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in 2027. The Austin office will be the principal executive office effective February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement. Neither of these leases meet the minimum threshold for lease liability recognition and therefore these rent payments are expensed as incurred.
Maiden also leases office space in a building in New York City that commenced in April 2024, which created a significant right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises the entire lease liabilty and right-of-use asset that was recognized on the consolidated balance sheet at June 30, 2025.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 7.1%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At June 30, 2025, the Company's future lease obligations of $2,160 (2024 - $244) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with the right-of-use asset presented as part of other assets. At June 30, 2025, the Company's right-of-use lease asset was $1,584 (2024 - $223).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 8.7 years at June 30, 2025.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total lease expense was $91 and $151 for three and six months ended June 30, 2025 (2024: $57 and $117) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At June 30, 2025, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

June 30, 2025
2025	$180
2026	363
2027	366
2028	277
2029	282
Thereafter	1,475
Discount for present value	(783)
Total discounted operating lease liabilities	$2,160

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
d)Legal Proceedings
Except as noted below, the Company is not a party to any material legal proceedings. From time to time, the Company is subject to routine legal proceedings, including arbitration, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on its financial condition or results of operations.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis.
On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden Holdings North America, Ltd. and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint filed in this case. Plaintiffs may pursue an appeal of this decision and also stated that they would take steps to comply with the no-action clause requesting the indenture trustee to commence a related action. On August 6, 2025, plaintiffs filed a notice of appeal and have six months to perfect their appeal in the Appellate Division. To the extent that plaintiffs do perfect and pursue their appeal of this decision, Maiden will oppose any such action. In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York, as opposed to filing an amended complaint in the existing action. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
We believe all of the above claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income from continuing operations	$70,422	$(547)	$70,028	$(924)
Amount allocated to participating common shareholders(1)	(186)	—	(116)	—
Income available to Kestrel common shareholders before discontinued operations	70,236	(547)	69,912	(924)
Loss from discontinued operations, net of income tax	(495)	—	(495)	—
Amount of loss from discontinued operations allocated to participating common shareholders(1)	1	—	1	—
Net income attributable to Kestrel common shareholders	$69,742	$(547)	$69,418	$(924)

Denominator:
Weighted average number of common shares – basic and diluted(1)	4,635,406	2,749,996	3,692,701	2,749,996

Basic and diluted earnings from continuing operations per share attributable to Kestrel shareholders	$15.16	$(0.20)	$18.93	$(0.34)
Basic and diluted loss from discontinued operations per share attributable to Kestrel shareholders	(0.11)	—	(0.13)	—
Basic and diluted earnings per share attributable to Kestrel shareholders:	$15.05	$(0.20)	$18.80	$(0.34)
(1) There were no potentially dilutive securities for the three and six months ended June 30, 2025 and 2024.

13. Income Taxes
The Company recognized income tax expense of $3 and $95 for the three and six months ended June 30, 2025 compared to $0 for the same respective periods in 2024 . The effective tax rate on the Company's net income differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S.
A valuation allowance has been established against the net U.S. and International deferred tax assets which is primarily attributable to net operating losses in the respective regions. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. and International net deferred tax assets as more evidence is needed regarding the utilization of these losses.
At June 30, 2025, the Company has available net operating loss carry-forwards of $454,825 (December 31, 2024: $358) for income tax purposes. Approximately $374,241 (December 31, 2024: $0) of net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of June 30, 2025, approximately $80,584 or 17.7% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2024 - $358 or 100.0%).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Assets Held for Sale
Sale of Swedish Subsidiaries and Related IIS Operations
As discussed in "Note 1. Basis of Presentation", on November 29, 2024, Maiden entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer, whose application was denied by the SFSA, has subsequently indicated its intent to proceed with the acquisition of only Maiden GF at the previously agreed valuation and believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. Maiden and the proposed acquirer are currently in the process of finalizing the terms of an amended sale agreement and this transaction is subject to customary regulatory approvals. The sale will continue to be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. In the wake of the decision of the SFSA, management continues to evaluate strategic alternatives for that business, including a possible sale to a different third-party or a possible run-off and liquidation of the entity. Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements.
Pursuant to the terms of the Proposed Swedish Subsidiaries Sale agreement, it is presently intended that any remaining historic business upon closing will be fully retroceded to Maiden Reinsurance thus there will be continuing involvement regarding the historical insurance operations. Pursuant to the terms of the Proposed Swedish Subsidiaries Sale, this transaction met the relevant held for sale criteria at June 30, 2025 and accordingly, any non-insurance related assets and liabilities related to the sale consideration are classified as held-for-sale in the Condensed Consolidated Balance Sheets as at June 30, 2025. The held-for-sale assets and liabilities and discontinued operations in the tables further below do not include any insurance related balances.
Under the accounting guidance in ASC Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group who represents the acquiring entity and therefore would be classified as held-for-sale on the acquisition date. As the condensed consolidated statement of operations of Maiden included operations of Maiden GF and Maiden LF for the periods presented, adjustments to exclude the discontinued non-insurance activities of Maiden GF and Maiden LF were made for the three and six months ended June 30, 2025. All insurance related balances are excluded from the held-for-sale assets and liabilities which amounted to net insurance liabilities of $5,095 as at June 30, 2025.
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of June 30, 2025. The assets and liabilities classified as held for sale on the Company's Condensed Consolidated Balance Sheets as at June 30, 2025 include the following:

June 30, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value	$6,506
Cash and cash equivalents	12,582
Accrued investment income	10
Other assets	725
Total assets held for sale	$19,823
LIABILITIES
Accrued expenses and other liabilities	$566
Total liabilities held for sale	$566

The following table summarizes the major classes of items constituting the results from discontinued operations for the three and six months ended June 30, 2025 presented in the Condensed Consolidated Statements of Income:

For the Three and Six Months Ended June 30,	2025
Net investment income	$11
General and administrative expenses	(413)
Foreign exchange and other losses	(93)
Net loss from discontinued operations	$(495)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
15. Business Combination
On May 27, 2025, Kestrel LLC completed the business combination with Maiden, pursuant to the terms of the Combination Agreement. The equityholders of Kestrel LLC at the closing date received an aggregate of $40.0 million in upfront cash and 2,749,996 common shares of the combined company. In addition, the former equityholders of Kestrel LLC remain entitled to receive contingent consideration up to the lesser of (x) $45.0 million payable in common shares of Kestrel Group upon the achievement of certain financial milestones, and (y) 2.75 million common shares of Kestrel Group. After the closing of the Combination Agreement, the group was rebranded as Kestrel Group and is the successor company to Maiden. The Company’s authorized share capital consists of 42,500,000 shares.
The Combination was accounted for as a business combination in accordance with ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2025, to record contract liabilities at their carrying value as of the acquisition date. Although Maiden was the legal acquirer, Kestrel LLC was determined to be the accounting acquirer and the legal acquiree. As a result, Kestrel LLC and its subsidiaries’ net assets were carried at historical value, acquired net assets of Maiden and its subsidiaries were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of Maiden and its subsidiaries were included in the Company’s Condensed Consolidated Financial Statements from May 27, 2025.
Purchase Price and Purchase Price Allocation
Management performed an estimation of fair values of Maiden and its subsidiaries' assets and liabilities as of May 27, 2025. The estimated fair values of the assets and liabilities are based on discussions with Maiden’s management, valuation studies, the transaction due diligence, and information presented in Maiden’s SEC filings. The final purchase price and estimated purchase price allocation herein may be different than the information previously filed with the SEC, and such differences could be material.
The Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date.
Purchase Price
The final purchase price was based on the fair value of the issued and outstanding common shares at the closing of the Combination on May 27, 2025. The following table summarizes the final purchase price as of May 27, 2025:

Kestrel Group Ltd shares issued at Closing	7,221,621
Kestrel Group Ltd share price	$23.00
Gross equity portion of consideration transferred at Closing	$166,097

Kestrel Group Ltd shares retained as treasury shares by Maiden Reinsurance at Closing	(2,237,533)
Kestrel Group Ltd share price	$23.00
Equity portion of consideration transferred to Maiden Reinsurance	$(51,463)

Net equity portion of consideration transferred at Closing	$114,634
Cash consideration paid to shareholders at Closing for fractional shares	1
Portion of the Maiden awards attributable to pre-combination service	514
Intercompany settlement	388
Total consideration effectively transferred	$115,537

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
15. Business Combination (continued)
Estimated Purchase Price Allocation
The following table summarizes allocation of the estimate of the purchase price to the assets acquired and liabilities assumed as of May 27, 2025:

Fixed maturities, available-for-sale, at fair value	$208,855
Equity securities, at fair value	11,144
Equity method investments	32,326
Other investments	160,439
Cash and cash equivalents	68,358
Restricted cash and cash equivalents	11,449
Accrued investment income	4,108
Reinsurance balances receivable, net	10,133
Reinsurance recoverable on unpaid losses	517,028
Net loan receivable from related party	107,110
Intangible assets	11,864
Funds withheld receivable	11,048
Other assets	19,876
Assets held for sale	20,698
Reserve for loss and loss adjustment expenses	(738,137)
Unearned premiums	(23,903)
Accrued expenses and other liabilities	(68,453)
Senior notes - at fair value	(173,669)
Liabilities held for sale	(1,147)
Net assets	189,127
Bargain purchase gain	(73,590)
Total consideration effectively transferred	$115,537

At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $189,127 which exceeded the consideration effectively transferred of $115,537, resulting in a bargain purchase gain of $73,590 as shown in the table above. This gain was recognized immediately in the condensed consolidated statement of income of Kestrel for the three and six months ended June 30, 2025.
As discussed in Note 11. Commitments, Contingencies and Guarantees, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group Ltd common shares equal to $45.0 million divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2.75 million common shares of Kestrel Group. On June 30, 2025, the fair value of this contingent consideration was $2,679 which is reported on its own line in the Condensed Consolidated Balance Sheets. The change in fair value of the earn out liability was an increase of $2,679 for the three and six months ended June 30, 2025, respectively, and was recorded in the condensed consolidated statement of income during the reporting period.
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets. At the closing date of May 27, 2025, the intangible assets acquired also consist of VOBA, as defined in Note 2. Significant Accounting Policies. The following table presents the components of intangible assets acquired as at May 27, 2025:

May 27, 2025
Value of Business Acquired	$2,207
Fair value discount on acquired net reserves for losses and LAE	9,657
Total Intangible Assets at acquisition	$11,864

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Kestrel" or other similar terms mean the consolidated operations of Kestrel Group Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Kestrel Group" means Kestrel Group Ltd only. Certain reclassifications have been made for 2024 to conform to the 2025 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes anticipated benefits of the business combination and integration of Maiden Holdings Ltd. and Kestrel Group LLC, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" included under Part II. Other Information included within this filing, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination ("Combination"), forming a new, publicly listed specialty program group operating under the name Kestrel Group Ltd (“Kestrel Group”). The Combination was previously announced on December 30, 2024. Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025. Kestrel Group shares began trading on the Nasdaq at open of market on May 28, 2025 under the ticker symbol “KG”. Upon the closing of the Transactions (the “Closing”), Maiden and Kestrel LLC are now wholly owned subsidiaries of the Company, which was rebranded as Kestrel Group and renamed “Kestrel Group Ltd” ("Kestrel Group").
The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns, with a commitment to innovation, client service and long-term relationships.
Kestrel Group specializes in providing fronting services to insurance program managers, managing general agencies (MGAs), reinsurers, and reinsurance brokers. Kestrel Group facilitates insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel Group to offer both admitted and surplus lines in all U.S. states. Kestrel LLC generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
Kestrel Group continues to write business through its exclusive use of A.M. Best A- FSC XV insurance carriers Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Companies”), all subsidiaries of AmTrust Financial Services, Inc. (“AmTrust”). Kestrel Group currently retains an option to acquire the AmTrust Insurance Companies for a period of up to three years after closing from AmTrust. AmTrust is a significant shareholder of Kestrel Group. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust.
As of June 30, 2025, Maiden Reinsurance owns approximately 22.4% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's condensed consolidated financial statements. On April 29, 2025, former Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
Current Operations
Our business consists of two reportable segments: Program Services and Legacy Reinsurance.
Our Program Services segment consists of a cohesive suite of products and services offered by Kestrel that are integrated and interdependent. Kestrel’s revenue is highly concentrated because of the capacity distribution agreements with an individual customer. Capacity distribution fees are collected from program managers or MGAs for providing support services and granting contractual access to our insurance carrier network and are considered a single performance obligation. Support services provided for these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage. Kestrel considers these arrangements a single revenue stream.
Our Legacy Reinsurance segment consists of primarily reinsurance business previously produced by Maiden, which had been segregated into two reportable segments: AmTrust Reinsurance and Diversified Reinsurance. Business formerly classified in the AmTrust Reinsurance segment is now described as "AmTrust Reinsurance Legacy Business" while business formerly classified in the Diversified Reinsurance segment is referred to as "Diversified Reinsurance Legacy Business" within this new segment.
AmTrust Reinsurance Legacy Business includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AEL and AIU DAC, both of which are in run-off effective as of January 1, 2019, as discussed in Note 10. Related Party Transactions of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in Note 8. Reinsurance of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
Diversified Reinsurance legacy business comprises a run-off portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, as well as transactions entered into by GLS as described in Note 1. Basis of Presentation under Maiden Legacy Operations.
The Company does not presently underwrite prospective reinsurance risks but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of the Company's Program Services operations.

Business Strategy
Our strategic focus centers on growing the fee income component of our program services business, which will increase our earnings before interest, taxes, depreciation and amortization ("EBITDA") while effectively managing the continuing run-off of the legacy Maiden alternative asset and reinsurance portfolios. Our focus on growing our fee business may include but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of this business.
We believe this will create the greatest risk-adjusted shareholder returns in order to increase EBITDA and book value for our common shareholders, both near and long-term. Our assessment is that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards, as described further below, which would increase both GAAP book value and create additional common shareholder value. The recognition of the deferred tax asset on our balance sheet remains a leading priority for the Company to increase its GAAP book value.
As a result of the Combination, as of June 30, 2025, we invested $206.5 million into alternative investments which include equity securities, equity method investments and other investments in a wide variety of asset classes. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Method Investments and Equity Investments" for further information on these alternative asset classes and a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly the ongoing volatility in interest rates and the associated economic uncertainty as a result of those and other fiscal and monetary policy changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
Prior to the Combination, Maiden had determined that this asset management strategy did not serve its longer-term strategic goals, which had shifted to a focus on developing or acquiring fee income oriented insurance operations and had ceased making commitments to these alternative asset classes and had begun to dispose of these investments. Subsequent to the Combination, we have continued to pursue this objective and seek to find appropriate opportunities to dispose of these assets and believe this is a high priority in support of focusing our efforts on growing our program services business.
Accordingly, we expect our alternative investment portfolio to be reduced in future periods as we believe it is critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued.
While we believe that the Combination with Maiden will increase the likelihood of achieving our stated objectives, there can be no assurance that the run-off of its insurance liabilities will run-off at levels that will allow us to achieve those goals. As a result, we continue to pursue finality solutions to resolve the AmTrust liabilities not covered by the LPT/ADC Agreement, including through third-parties. There can be no guarantee that we will execute such finality solutions and these solutions could involve significant charges to execute and we are actively evaluating the potential costs and benefits of such solutions, to the extent they are available to the Company.
NOL Carryforwards
We believe the Combination will create opportunities to utilize Maiden's NOL carryforwards of $454.8 million at June 30, 2025. Approximately $374.2 million of these NOL carryforwards expire in various years beginning in 2029. As of June 30, 2025, $80.6 million or 17.7% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $126.5 million or $16.34 per common share at June 30, 2025.
Maiden's net U.S. DTA of $126.5 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. Additionally, Kestrel's DTA of $7.5 million, which relates to tax basis intangibles, is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA's as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see "Note 13 — Income Taxes" included under Part 1 Item 1 "Financial Information" of the Quarterly Report on Form 10–Q for the six months ended June 30, 2025.

Three and Six Months Ended June 30, 2025 and 2024 Financial Highlights

For the Three Months Ended June 30,	2025	2024	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income from continuing operations	$70,422	$(547)	$70,969
Net loss from discontinued operations	(495)	—	(495)
Net income (loss)	69,927	(547)	70,474
Basic and diluted earnings (loss) per common share:
Net income attributable to common shareholders(2)	15.05	(0.20)	15.25
Gross premiums written	1,096	—	1,096
Net premiums earned	2,422	—	2,422
Underwriting and fee income(3)	6,059	(12)	6,071
Net investment results(9)	2,589	54	2,535
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	3,462	(547)	4,009
Non-GAAP basic and diluted operating earnings (loss) per common share(1)	0.71	(0.20)	0.91
Annualized non-GAAP operating return on average shareholders' equity(1)	18.0%	(42.4)%	60.4

For the Six Months Ended June 30,	2025	2024	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income from continuing operations	$70,028	$(924)	$70,952
Loss from discontinued operations, net of income tax	(495)	—	(495)
Net income	69,533	(924)	70,457
Basic and diluted earnings (loss) per common share:
Net income attributable to Kestrel common shareholders(2)	18.80	(0.34)	19.14
Gross premiums written	1,096	—	1,096
Net premiums earned	2,422	—	2,422
Underwriting and fee income(3)	6,295	357	5,938
Net investment results(9)	2,623	118	2,505
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	3,068	(924)	3,992
Non-GAAP basic and diluted operating earnings (loss) per common share(1)	0.80	(0.34)	1.14
Annualized non-GAAP operating return on average shareholders' equity(1)	8.0%	(34.6)%	42.6

	June 30, 2025	December 31, 2024	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$445,938	$4,286	$441,652
Total assets	1,159,411	5,510	1,153,901
Reserve for loss and LAE	723,432	—	723,432
Senior notes - principal amount	262,361	—	262,361
Common shareholders' equity	150,085	4,606	145,479
Total capital resources(5)	412,446	4,606	407,840
Ratio of debt to total capital resources(8)	63.6%	—%	63.6
Book Value calculations:
Book value per common share(6)	$19.39	$1.67	$17.72
Diluted book value per common share(7)	19.31	1.67	17.64

(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income (loss) per common share.
(3)Underwriting and fee income or loss is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
(4)Total investments and cash and cash equivalents includes both restricted and unrestricted.
(5)Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial Measures" for additional information.
(6)Book value per common share is calculated using shareholders’ equity divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.
(8)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(9)Net investment results include the sum of net investment income, net realized and unrealized gains (losses), and interest in income (loss) of equity method investments.

Key Financial Measures
In addition to our key financial measures presented in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition - Results of Operations and Non-GAAP Measures" and are summarized as follows:
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized investment gains (losses); (2) foreign exchange and other gains (losses); and (3) interest in income (loss) of equity method investments. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax and; (2) the bargain purchase gain resulting from the Combination Agreement, and (3) the change in the fair value of the earn out liability. We excluded net realized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe the net loss from our discontinued operations, the bargain purchase gain on the Combination Agreement, and the change in fair value of the earn out liability are representative of our ongoing and future business.We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
Underwriting and fee income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Program Services segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Condensed Consolidated Financial Statements in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of little value to readers as they evaluate the financial results of the Company. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
Non-GAAP Operating Return on Average Shareholders' Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings (loss) available to common shareholders (as defined above) divided by average shareholders' equity.
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, because management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our fixed income investment portfolio, as well as common share repurchases.
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources.
Alternative investments is the total of the Company's holdings of equity securities, other investments and equity method investments as reported on the Company's Condensed Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross premiums written	$1,096	$—	$1,096	$—
Net premiums written	$1,095	$—	$1,095	$—
Net premiums earned	$2,422	$—	$2,422	$—
Fee revenue	544	577	1,351	1,757
Net loss and LAE	5,961	—	5,961	—
Commission and other acquisition expenses	(394)	—	(394)	—
General and administrative expenses(1)	(2,474)	(589)	(3,045)	(1,400)
Underwriting & fee income(2)	6,059	(12)	6,295	357
Other general and administrative expenses(1)	(2,606)	(589)	(3,178)	(1,399)
Net investment income	1,531	54	1,565	118
Net realized and unrealized investment gains	1,058	—	1,058	—
Change in fair value of earn out liability	(2,679)	—	(2,679)	—
Gain on bargain purchase	73,590	—	73,590	—
Foreign exchange and other losses	(5,009)	—	(5,009)	—
Interest and amortization expenses	(1,519)	—	(1,519)	—
Income tax expense	(3)	—	(95)	—
Net income (loss) from continuing operations	70,422	(547)	70,028	(924)
Loss from discontinued operations, net of income tax	(495)	—	(495)	—
Net income (loss)	$69,927	$(547)	$69,533	$(924)
(1)Underwriting and fee income related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Income.
(2)Underwriting and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)The Company does not present certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.

Net income (loss)
As a result of the completion of the Combination Agreement on May 27, 2025, the Company acquired Maiden's operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's debt. Maiden's results of operations are reported herein for the period May 28, 2025 to June 30, 2025 and significantly impact the comparisons between periods for both the three and six months ended in 2024. Because the prior year period results of operations do not include the operations of Maiden, the year-over-year comparisons are generally not directly comparable.
Results for the three months ended June 30, 2025
Net income for the three months ended June 30, 2025 was $69.9 million compared to a net loss of $0.5 million for the same respective period in 2024. Net income for the three months ended June 30, 2025 was substantially the result of the gain on bargain purchase of $73.6 million which was related to the completion of the Combination on May 27, 2025 as discussed in Note 15. Business Combination included in Part 1. Item 1. Financial Information.
Excluding the gain on bargain purchase, net loss was $3.7 million for the three months ended June 30, 2025 compared to net loss of $0.5 million for the same period in 2024. Increases in underwriting and fee income as well as investment income were more than offset by higher operating and interest expense along with foreign exchange losses. The change in our financial results for the second quarter of 2025 compared to the second quarter of 2024 was primarily due to the following factors:

•underwriting and fee income of $6.1 million for the three months ended June 30, 2025 compared to $0.0 million in the same period in 2024 largely due to:
•favorable prior year loss development ("PPD") in our Legacy Reinsurance segment of $7.8 million in the second quarter of 2025 compared to adverse PPD of $0.0 million during the same period in 2024, detailed as follows:

•Our AmTrust Reinsurance Legacy business experienced favorable PPD of $7.9 million in the second quarter of 2025.
•Our Diversified Reinsurance Legacy business experienced adverse PPD of $0.1 million in the second quarter of 2025.
•On a current accident year basis, underwriting loss for the Legacy Reinsurance segment was $1.5 million for the three months ended June 30, 2025.
•Program Services segment produced a loss of $0.2 million for the three months ended June 30, 2025 compared to loss of $12.0 thousand for the same period in 2024. Fee revenue decreased to $0.5 million for the three months ended June 30, 2025 compared to $0.6 million for the same period in 2024.
•combined income from investment activities totaled $2.6 million for the three months ended June 30, 2025 compared to $0.1 million for the same period in 2024 primarily due to the following:
•net investment income increased to $1.5 million for the three months ended June 30, 2025 compared to $0.1 million that was earned for the same respective period in 2024; and
•realized and unrealized investment gains of $1.1 million for the three months ended June 30, 2025 compared to losses of $— million for the same respective period in 2024.
•corporate general and administrative expenses increased to $2.6 million for the three months ended June 30, 2025 compared to $0.6 million for the same period in 2024. Corporate expenses increased primarily due to $1.7 million of non-recurring employee separation costs; and
•foreign exchange and other losses of $5.0 million for the three months ended June 30, 2025, compared to foreign exchange and other losses of $0.0 million for the same period in 2024, primarily due to significant weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Results for the six months ended June 30, 2025
Net income for the six months ended June 30, 2025 was $69.9 million compared to net loss of $0.9 million in 2024. Net income for the six months ended June 30, 2025 was substantially the result of the gain on bargain purchase of $73.6 million which was related to the completion of the Combination on May 27, 2025.
Excluding the gain on bargain purchase, net loss was $4.1 million for the six months ended June 30, 2025 compared to a net loss of $0.9 million for the same period in 2024. Increases in underwriting and fee income as well as investment income were more than offset by higher operating and interest expense along with foreign exchange losses. The change in our financial results for the six months ended June 30, 2025 compared to 2024 was primarily due to:
•underwriting and fee income of $6.3 million in the year ended June 30, 2025 compared to an underwriting and fee income of $0.4 million in 2024 largely due to:
•favorable PPD of $7.8 million in our Legacy Reinsurance segment for the six months ended June 30, 2025. AmTrust Reinsurance Legacy business had favorable PPD of $7.9 million in 2025; Diversified Reinsurance Legacy business had adverse PPD of $0.1 million in 2025.
•on a current accident year basis, the underwriting loss for the Legacy Reinsurance segment was $1.5 million for the six months ended June 30, 2025.
•Program Services segment results decreased by $0.3 million, primarily due to reduced capacity permitted on certain programs and specific lines of business. This was due to lower fee revenue of $1.4 million for the six months ended June 30, 2025 compared to $1.8 million for the same period in 2024. Fee revenue decreased by $0.4 million.
•combined income from investment activities of $2.6 million for the six months ended June 30, 2025 compared to $0.1 million in 2024 primarily due to the following:
•net investment income increased to $1.6 million for the six months ended June 30, 2025 compared to $0.1 million that was earned in 2024; and
•realized and unrealized investment gains of $1.1 million for the six months ended June 30, 2025 compared to losses of $0.0 million in 2024.
•corporate general and administrative expenses increased to $3.2 million for the six months ended June 30, 2025 compared to $1.4 million in 2024. Corporate expenses increased primarily due to $1.7 million of non-recurring employee separation costs; and
•foreign exchange and other losses of $5.0 million for the six months ended June 30, 2025 compared to foreign exchange and other losses of $0.0 million earned in 2024, largely due to significant weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.

Net Premiums Written
Net premiums written by our reportable segment, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2025 and 2024 are detailed below:

For the Three and Six Months Ended June 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Legacy Business	$1,380	$—	$1,380
AmTrust Reinsurance Legacy Business	(285)	—	(285)
Total Legacy Reinsurance Segment(1)	$1,095	$—	$1,095
(1) Legacy Reinsurance segment results only include the post-combination period of May 28 to June 30, 2025.

Net premiums written for the three and six months ended June 30, 2025 increased to $1.1 million:
•Premiums written in the Diversified Reinsurance legacy business was $1.4 million for the three and six months ended June 30, 2025. As discussed in Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information", Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are presented as held-for-sale in our condensed consolidated financial statements.
•Negative premiums written in the AmTrust Reinsurance legacy business were $0.3 million for the three and six months ended June 30, 2025. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance Legacy Business in the Legacy Reinsurance segment for further details.
Net Premiums Earned
Net premiums earned were $2.4 million for the three and six months ended June 30, 2025. Net premiums earned by our reportable segment, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2025 are detailed as follows:

For the Three and Six Months Ended June 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance Legacy Business	$1,390	$—	$1,390
AmTrust Reinsurance Legacy Business	1,032	—	1,032
Total Legacy Reinsurance Segment(1)	$2,422	$—	$2,422
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to June 30, 2025.
Net premiums earned under Diversified Reinsurance reinsurance business for the three and six months ended June 30, 2025 was $1.4 million. Please note that Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements as discussed above. Net premiums earned under AmTrust Reinsurance reinsurance business for the three and six months ended June 30, 2025 was $1.0 million. Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance in the Maiden Legacy segment for further details.
Fee Revenue
Fee Revenue is primarily produced by our Program Services segment. Revenue is measured as the amount of consideration Kestrel expects to receive in exchange for providing services to its customer and is generally governed by its managed service agreement. This agreement outlines the structure of the Authorized Program for which Kestrel oversees the placement of effective insurance policies in exchange for a fee. These agreements may also include other provisions, such as minimum fee arrangements or cancellation provisions, which may impact revenue recognition.
Capacity distribution fees are collected from program managers or MGAs for the placement of effective insurance policies on behalf of our customer, which is considered a single performance obligation. Support services provided for these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage.
Fee revenue was $0.5 million and $1.4 million for the three and six months ended June 30, 2025, respectively, compared to $0.6 million and $1.8 million for the same respective periods in 2024. Fee revenue decreased by $33.0 thousand and $0.4 million due to a reduction in permitted capacity for certain programs and lines of business.
Net Investment Income
Net investment income increased by $1.5 million for the three and six months ended June 30, 2025, compared to the same respective periods in 2024 due to the inclusion of Maiden's AFS fixed income portfolio and alternative investment portfolios in connection with the Combination.

Annualized average book yields decreased to 3.2% for the three and six months ended June 30, 2025, compared to 4.4% for the same respective periods in 2024. Net loan receivable from related party interest income was $0.7 million for the three and six months ended June 30, 2025. The net loan carried a weighted average interest rate on a balance of $107.5 million of 5.8% for the three and six months ended June 30, 2025. Floating rate investments comprised 49.0% of our fixed income investments at June 30, 2025 compared to 0.0% at June 30, 2024.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Average aggregate fixed income assets, at cost (1)	$180,988	$4,943	$181,426	$5,270
Annualized investment book yield	3.2%	4.4%	1.6%	4.5%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan receivable from related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $1.1 million were recognized for the three and six months ended June 30, 2025. Net realized and unrealized investment gains for the three and six months ended June 30, 2025 are summarized in the table below by investment category:

For the Three and Six Months Ended June 30,	2025
Net realized gains (losses):
Fixed maturity securities	$764
Total net realized losses	764
Net unrealized gains (losses):
Other investments	248
Equity securities	46
Total net unrealized gains	294
Net realized and unrealized investment gains	$1,058
Net Loss and LAE
Net loss and LAE was $6.0 million for the three and six months ended June 30, 2025. Net losses were impacted by net favorable PPD of $7.8 million for the three and six months ended June 30, 2025. Excluding PPD, current year losses were $1.8 million for the three and six months ended June 30, 2025.
The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. The net loss development is discussed in greater detail in the Legacy Reinsurance segment discussion and analysis and entirely associated with run-off of unearned premium for terminated reinsurance contracts in the legacy reinsurance operations.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses were $0.4 million for the three and six months ended June 30, 2025. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $3.9 million and $3.4 million for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the inclusion of Maiden's general and administrative expenses as a result of the Combination subsequent to May 27, 2025.
Corporate expenses increased primarily due to $1.7 million in non-recurring employee separation costs. Excluding these non-recurring expenses, our adjusted operating expenses increased by $2.2 million and increased by $1.7 million for the three and six months ended June 30, 2025, compared to the same periods in 2024. Corporate expenses also included vesting of certain stock-based awards which were $0.2 million for the six months ended June 30, 2025 compared to $0.0 million for the same period in 2024.

General and administrative expenses for the three and six months ended June 30, 2025 and 2024 were comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
General and administrative expenses – segments	$2,474	$589	$3,045	$1,400
General and administrative expenses – corporate	2,606	589	3,178	1,399
Total general and administrative expenses	$5,080	$1,178	$6,223	$2,799
Interest and Amortization Expenses
Total interest and amortization expenses were $1.5 million and $0.0 million for the three and six months ended June 30, 2025 and 2024, respectively. This included $1.8 million of interest expense on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the three and six months ended June 30, 2025, respectively, that were acquired upon completion of the merger. The difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $0.1 million for the three and six months ended June 30, 2025
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the three and six months ended June 30, 2025, respectively.
Gain on Bargain Purchase and Change in Earn out Liability
As discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) and "Note 15. Business Combination" included in this Form 10-Q, the gain on bargain purchase of $73.6 million is the differential between the fair value of net assets of Maiden acquired on May 27, 2025 as a result of the Combination and the consideration effectively transferred to Kestrel shareholders on that date.
Pursuant to terms of the Combination, former Kestrel shareholders are eligible to earn additional contingent consideration up to the lesser of (x) 2.75 million common shares of Kestrel Group and (y) $45.0 million payable in common shares of Kestrel Group, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to the closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to completion of the transaction through May 31, 2028 ("Performance Period"). During the three and six months ended June 30, 2025, the earn out liability increased by $2.7 million based upon current estimates of the Kestrel business for the Performance Period, including the performance of the program services business through June 30, 2025.
Foreign Exchange and Other Losses
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment.
Net foreign exchange and other losses of $5.0 million were realized for the three and six months ended June 30, 2025 compared to net foreign exchange and other losses of $0.0 million for the same period in 2024. For the three and six months ended June 30, 2025, net foreign exchange losses of $5.1 million were attributable to significant weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Our non-USD denominated liabilities at June 30, 2025 included net loss reserves of $341.3 million. Our foreign currency asset exposures at June 30, 2025 included $139.4 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.2 million of real estate investments denominated in Canadian dollars, as well as $12.1 million of funds withheld receivable.

Underwriting Results by Reportable Segment
Program Services Segment
The segment results for our Program Services segment for the three and six months ended June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Fee revenue	$544	$577	$1,351	$1,757
General and administrative expenses	(768)	(589)	(1,339)	(1,400)
Segment (loss) income	$(224)	$(12)	$12	$357
Program Services segment results decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2025 compared to the same respective periods in 2024. Fee revenue from our Program Services segment was $0.5 million and $1.4 million for the three and six months ended June 30, 2025 compared to $0.6 million and $1.8 million for the same respective periods in 2024. Fee revenue decreased by $33.0 thousand and $0.4 million due to a reduction in permitted capacity for certain programs and lines of business.

Legacy Reinsurance Segment
The following details the results for the two components of the Legacy Reinsurance segment which is comprised of Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for our Legacy Reinsurance segment for the three and six months ended June 30, 2025 were as follows:

For the Three and Six Months Ended June 30,	2025
Gross premiums written	$1,096
Net premiums written	$1,095
Net premiums earned	$2,422
Net loss and LAE	5,961
Commission and other acquisition expenses	(394)
General and administrative expenses	(1,706)
Underwriting loss	$6,283
Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the three and six months ended June 30, 2025 were as follows:

For the Three and Six Months Ended June 30,	2025
Gross premiums written	$1,381
Net premiums written	$1,380
Net premiums earned	$1,390
Net loss and LAE	(839)
Commission and other acquisition expenses	(378)
General and administrative expenses	(1,251)
Underwriting loss	$(1,078)
Underwriting loss by business unit is detailed in the table below for Diversified Reinsurance business during the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
International	$(738)
GLS	(321)
Other run-off lines	(19)
Underwriting loss	$(1,078)
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are not writing any new business and have entered into the AmTrust Renewal Rights Agreements which cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. Maiden LF and Maiden GF are presently the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written for 2025 in the Diversified Reinsurance Legacy Business. Please refer to Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements under Part I Item 1. "Financial Information" for more details.
Net Loss and LAE — Net loss and LAE were $0.8 million for the three and six months ended June 30, 2025. The net loss and LAE was impacted by net adverse PPD of $0.1 million for the three and six months ended June 30, 2025, respectively.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses were $0.4 million for the three and six months ended June 30, 2025. This is driven by lower premiums written and earned by Maiden LF and GF as they are not writing any new business having entered into the AmTrust Renewal Rights Agreements in 2024.
General and Administrative Expenses — General and administrative expenses were $1.3 million for the three and six months ended June 30, 2025.

AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy business for the three and six months ended June 30, 2025 were as follows:

For the Three and Six Months Ended June 30,	2025
Gross premiums written	$(285)
Net premiums written	$(285)
Net premiums earned	$1,032
Net loss and LAE	6,800
Commission and other acquisition expenses	(16)
General and administrative expenses	(455)
Underwriting income	$7,361
The negative written premiums for the three and six months ended June 30, 2025 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018. The table below provides detail on net premiums earned in the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
($ in thousands)	Total
Net Premiums Earned
Small Commercial Business	$(7)
Specialty Risk and Extended Warranty	1,039
Total AmTrust Reinsurance	$1,032
Net Loss and LAE — Net loss and LAE expenses of $6.8 million for the three and six months ended June 30, 2025 was largely due to favorable PPD of $7.9 million. The table below shows PPD for the AmTrust Reinsurance Legacy business for the three and six months ended June 30, 2025:

For the Three and Six Months Ended June 30,	2025
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$(4,200)
LPT/ADC Agreement	(3,718)
European Hospital Liability Quota Share	5
Total AmTrust Prior Year Development	$(7,913)
Net favorable PPD for the three and six months ended June 30, 2025 was $7.9 million which was largely due to foreign exchange fluctuations on loss reserves denominated in non-USD.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses were negative $0.0 million for the three and six months ended June 30, 2025.
General and Administrative Expenses — General and administrative expenses were $0.5 million for the three and six months ended June 30, 2025.

Liquidity and Capital Resources
Liquidity
Kestrel Group is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances, loans and other permitted distributions from our subsidiary companies to pay expenses and make dividend payments on our common shares. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements and also place restrictions on the declaration and payment of dividends and other distributions.
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q. As of June 30, 2025, the Company had investable assets of $565.5 million compared to $4.3 million as of December 31, 2024. Investable assets include the combined total of our fixed maturity securities and other investments, cash and restricted cash including cash equivalents, net loan receivable from a related party and funds withheld receivable.
Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We are actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination Agreement with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR in respect of its business plan, including GLS activities and investment policy amendments in 2021.
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden Holdings or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice it had already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining commitments to existing investments, which totals $38,441 in unfunded commitments as of June 30, 2025.
In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid; and 2) an extraordinary dividend of $40.0 million and this dividend formed the basis for the consideration received by the Company's shareholders pursuant to the terms of the Combination Agreement. During the six months ended June 30, 2025, Maiden Reinsurance paid dividends of $13.8 million to Maiden NA as part of the approved annual dividend program. During the six months ended June 30, 2025, Maiden NA did not pay any dividends to Maiden Holdings.
We may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity. Further, we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity.
Operating, investing and financing cash flows
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is currently used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy as well as for capital management such as repurchasing our shares.
During the six months ended June 30, 2025, we experienced negative operating cash flows as we run off the AmTrust Reinsurance Legacy Business reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows through 2025, and we will use funds from cash and investment portfolios, fee revenue premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect operating cash flows to be sufficiently offset by investing cash flows. The consideration and related significant expenses associated with completing the combination has utilized substantial amounts of Maiden's current liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, as our reinsurance liabilities continue to run-off our balance sheet increasingly consists of more illiquid securities which we are seeking to dispose of for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may restrain our liquidity further and we may need to consider measures to ensure we continue to fulfill those obligations.
Further, while no new alternative asset commitments have been or will be made, Maiden's historical asset management strategy which was part of the Combination can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.

At June 30, 2025, unrestricted cash, cash equivalents and fixed maturity investments were $28.0 million compared to $4.3 million held at December 31, 2024, an increase of $23.7 million during the six months ended June 30, 2025. Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2025 and 2024:

For the Six Months Ended June 30,	2025	2024
	($ in thousands)
Operating activities	$(20,738)	$(566)
Investing activities	88,333	—
Financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash	661	—
Total increase (decrease) in cash, restricted cash and cash equivalents	$28,256	$(566)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2025 was $20.7 million compared to cash flows used in operating activities of $0.6 million for the six months ended June 30, 2024. The increase in cash used in operating activities for the six months ended June 30, 2025 was due to claim payments for ongoing runoff of reinsurance liabilities.
Cash Flows provided by Investing Activities
Cash provided by investing activities was $88.3 million for the six months ended June 30, 2025 compared to net cash used in investing activities of $0.0 million for the same period in 2024. Cash flows provided by investing activities for the six months ended June 30, 2025 was primarily due to $79.8 million of cash acquired from the purchase of Maiden business due to the Combination which closed on May 27, 2025.
For the six months ended June 30, 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $10.1 million. The size of the fixed income investment portfolio will diminish as claims payments continued to be made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
For the six months ended June 30, 2025 and 2024, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $1.6 million for alternative investments during the six months ended June 30, 2025 compared to net purchases of alternative investments of $0.0 million for the same period in 2024. These net purchases were mainly due to pre-existing commitments for private equity fund investments for the six months ended June 30, 2025.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $40.0 million for the six months ended June 30, 2025 compared to $0.0 million for the same period in 2024. This was due to cash dividends paid to Kestrel equityholders pursuant to the terms of the Combination Agreement which was completed on May 27, 2025. No dividends on common shares were paid during the six months ended June 30, 2025 and 2024.
Restrictions, Collateral and Specific Requirements
As previously noted, as a result of the completion of the Combination with Maiden on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income in addition to considerable loss reserves and unearned premiums under legacy reinsurance contracts as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments", "Note 9. Reserve for Loss and Loss Adjustment Expenses" and "Note 15. Business Combination" included in this Form 10-Q. Pursuant to the terms of the underlying reinsurance contracts associated with these liabilities, Maiden Reinsurance is required in certain instances to provide collateral in various forms as security against performance to satisfy those obligations. Those collateral obligations remain with Maiden Reinsurance after completion of the Combination.
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for details of fair values for collateral requirements and restricted assets at June 30, 2025 particularly in these notes: Note 4.(e) Restricted Cash, Cash Equivalents and Investments; Note 8. Reinsurance; and Note 10. Related Party Transactions.
At June 30, 2025 and December 31, 2024, restricted cash and cash equivalents and fixed maturity investments used as collateral were $211.4 million and $0.0 million, respectively. This collateral represents 88.3% and 0.0% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.

Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q.

As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was recently approved by the Vermont DFR, as noted. As of June 30, 2025, Maiden Reinsurance owned approximately 22.4% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, was previously capped at 9.5% pursuant to the Maiden's bye-laws; however Maiden's shareholders approved the proposal to remove the 9.5% voting limitation on all shareholders at its Special Meeting on April 29, 2025. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at June 30, 2025. The market value of our common shares held by Maiden Reinsurance was $59.3 million at June 30, 2025.
Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at June 30, 2025. Further, as Maiden's insurance liabilities continue to run-off and the required capital to operate its business for regulatory purposes decreased, Maiden expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this investment policy, Maiden expanded the range of asset classes it invested in to enhance the income and total returns its investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments" and "Equity Securities" on our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, our cash and investments consisted of:

	June 30, 2025	December 31, 2024
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$205,801	$—
Equity securities, at fair value	11,191	—
Equity method investments	33,173	—
Other investments	162,105	—
Total investments	412,270	—
Cash and cash equivalents	18,951	4,286
Restricted cash and cash equivalents	14,717	—
Total Investments and Cash and Cash Equivalents	$445,938	$4,286
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
The net purchases of other investments for the six months ended June 30, 2025 were due to securities transactions executed after the completion of the Combination. Other than purchases due to pre-existing commitments for private equity funds, we will not be making new commitments to alternative investments in the foreseeable future.
Under Maiden Reinsurance's then applicable investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments, Equity Securities and Equity Method Investments included under Part I Item 1 "Financial Information" of this Form 10-Q.
Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. An increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our portfolio consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.
We believe the Maiden alternative investment portfolio assumed in the Combination provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return. However, we believe this portfolio is not suitable for our plans to grow our Program Services segment and in addition to the changes in our investment policy as described above, we are actively looking to dispose of these assets to further improve our liquidity position and strengthen our ability to grow.
Further, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.

We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities.
Cash & Cash Equivalents
At June 30, 2025, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at June 30, 2025 and December 31, 2024:

June 30, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$43,911	$—	$—	$43,911	4.3%	0.1
U.S. agency bonds – mortgage-backed	21,963	506	(2)	22,467	5.3%	5.7
Non-U.S. government bonds	54,005	2	(31)	53,976	1.9%	0.8
Collateralized loan obligations	68,684	7	(5)	68,686	3.3%	0.3
Corporate bonds	16,760	4	(3)	16,761	2.5%	1.5
Total fixed maturities	205,323	519	(41)	205,801	3.3%	1.0
Cash and cash equivalents	33,668	—	—	33,668	1.3%	0.0
Total	$238,991	$519	$(41)	$239,469	3.0%	0.9

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
Cash and cash equivalents	$4,286	$—	$—	$4,286	4.3%	0.0
Total	$4,286	$—	$—	$4,286	4.3%	0.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the six months ended June 30, 2025, the yield on the 10-year U.S. Treasury bond decreased by 34 basis points to 4.24%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The decrease in risk-free rates during the six months ended June 30, 2025 generated net unrealized gains of $0.5 million on our fixed maturity investment portfolio which increased our book value per common share by $0.06 during the period. Current outlooks for global monetary policy have become more uncertain in recent months, as a combination of potential significant changes in U.S. fiscal and trade policy and the attendant uncertainty on the impacts of these policies on both U.S. and global economic outlooks and inflation appear to be causing central banks to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. As noted, the fair value of our fixed maturity investments will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities. Because we collateralize a significant portion of our insurance liabilities, unanticipated or large increases in interest rates could require us to utilize significant amounts of unrestricted cash and fixed maturity securities to provide additional collateral, which could impact our asset and capital management strategy described herein.
We also monitor the duration and structure of our investment portfolio as discussed below. As of June 30, 2025, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $3.7 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At June 30, 2025, these respective durations in years were as follows:

June 30, 2025
Fixed maturities and cash and cash equivalents	0.9
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.7
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.2
During the six months ended June 30, 2025, the weighted average duration of our fixed maturity investment portfolio was 0.9 year while the duration for gross reserve for loss and LAE was 5.7 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At June 30, 2025, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At June 30, 2025, 49.0% of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	June 30, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$68,686	19.1%	$—	—%
Total floating rate AFS fixed maturities at fair value	68,686	19.1%	—	—%
Loan to related party	107,490	29.9%	—	—%
Total floating rate securities	$176,176	49.0%	$—	—%

Total fixed income investments at fair value (1)	$359,044		$4,286
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party.

At June 30, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 10.9% of our fixed maturity investment portfolio at June 30, 2025. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. The fair value of our U.S. Agency MBS holdings at June 30, 2025 were as follows:

	June 30, 2025
($ in thousands)	Fair Value	% of Total
FNMA – fixed rate	$12,950	57.7%
FHLMC – fixed rate	7,489	33.3%
GNMA – variable rate	2,028	9.0%
Total U.S. Agency MBS	$22,467	100.0%
At June 30, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed income investment portfolio. Credit ratings below are assigned by S&P, or an equivalent rating agency. The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2025 were as follows:

	Ratings
June 30, 2025	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Basic Materials	—%	35.0%	$5,865	35.0%
Consumer	17.5%	—%	2,937	17.5%
Financial Institutions	44.5%	3.0%	7,959	47.5%
Total	62.0%	38.0%	$16,761	100.0%

Ratings(1)
The table below includes the Company’s four largest corporate holdings at fair value and as a percentage of all fixed income securities held as at June 30, 2025. The Company's four largest corporate holdings are 100.0% euro denominated, with 17.5% in the Consumer Sector and 47.5% in the Financial Institutions sector.

June 30, 2025	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$7,454	3.6%	A
PPG Industries Inc., 0.875%, Due 11/3/2025	5,865	2.9%	BBB+
McKesson Corp., 1.5% Due 11/17/2025	2,937	1.4%	A-
American Tower Corp, 1.0%, Due 1/15/2032	505	0.2%	BBB
Total	$16,761	8.1%
(1)    Ratings as assigned by S&P, or equivalent

At June 30, 2025, we held the following types of non-U.S. dollar denominated securities:

	June 30, 2025
($ in thousands)	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$68,686	49.3%
Non-USD denominated corporate bonds	16,761	12.0%
Non-U.S. government bonds	53,976	38.7%
Total non-U.S. dollar denominated securities	$139,423	100.0%
At June 30, 2025, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. At June 30, 2025, the non-U.S. government issuers all have a rating of A+ or higher by Fitch Ratings. We do not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at June 30, 2025. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at June 30, 2025:

Ratings(1)	June 30, 2025
($ in thousands)	Fair Value	% of Total
A+, A, A-	$10,391	62.0%
BBB+, BBB, BBB-	6,370	38.0%
Total non-U.S. dollar denominated corporate bonds	$16,761	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments , Equity Securities and Equity Method Investments
The Company's alternative investments are categorized as other investments, equity securities and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of June 30, 2025 consisted of the following asset categories:

	June 30, 2025
($ in thousands)	Carrying Value	% of Total
Privately held common stocks	$5,181	2.5%
Privately held preferred stocks	6,010	2.9%
Total equity securities	$11,191	5.4%

Real estate investments	33,173	16.1%
Total equity method investments	$33,173	16.1%

Private equity funds	$27,127	13.1%
Private credit investments	1,666	0.8%
Privately held equity investments	10,315	5.0%
Equity method investments with fair value option elected	73,019	35.4%
Investments in direct lending entities	49,978	24.2%
Total other investments	$162,105	78.5%

Total alternative investments	$206,469	100.0%
Our allocation to alternative investments increased to 46.3% of our total cash and investments held as of June 30, 2025, reflecting assets assumed in the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	June 30, 2025
($ in thousands)	Carrying Value	% of Total
Private Equity	$14,941	7.2%
Private Credit	1,666	0.8%
Alternatives	78,679	38.1%
Venture Capital	26,426	12.8%
Real Estate	84,757	41.1%
Total alternative investments	$206,469	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of June 30, 2025, $2.7 million or 17.7% of investments in the private equity asset class consisted of investments in private equity funds and $12.3 million or 82.3% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of June 30, 2025, $1.7 million or 100.0% of the private credit asset class consisted of direct investments in debt securities of private companies.

•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of June 30, 2025, $77.0 million or 97.9% of investments in the alternatives asset class were direct investments and $1.7 million or 2.1% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $50.0 million represents 63.5% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025. Prior to the Combination, Maiden had carried the investment in a collateralized direct lending entity at cost less an allowance for expected credit losses.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of June 30, 2025, $12.5 million or 47.2% of investments in the venture capital asset class consisted of investments in funds and $13.9 million or 52.8% consisted of direct equity investments in start-up companies. As of June 30, 2025, $14.7 million or 55.5% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of June 30, 2025, the Company has $46.0 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of June 30, 2025, the Company has $33.2 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of June 30, 2025, the Company has $5.6 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future. For further details on these financial guarantees, please see "Notes to Condensed Consolidated Financial Statements: Note 11 - Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.

Investment Results
Our investment portfolio returns included in earnings increased to $2.6 million for the three and six months ended June 30, 2025, compared to $0.1 million for the same respective periods in 2024, largely due to the acquisition of Maiden's AFS and alternative investment portfolios in connection with the Combination. The Company earned unrealized gains on the alternative investment portfolio, as well as interest income on the net loan receivable from related party and the AFS fixed income portfolio.
The following table summarizes our investment results for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net investment income:
Fixed income investments(1)	$1,293	$—	$1,293	$—
Cash and restricted cash	156	54	190	118
Other investments, including equities(4)	84	—	84	—
Investment expenses	(2)	—	(2)	—
Total net investment income	1,531	54	1,565	118

Net realized losses:
Fixed income assets(1)	764	—	764	—
Total net realized losses	764	—	764	—

Net unrealized gains:
Other investments, including equities(4)	294	—	294	—
Total net unrealized gains	294	—	294	—

Total investment return included in earnings (A)	$2,589	$54	$2,623	$118

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities (B)	$478	$—	$478	$—
Total investment return = (A) + (B)	$3,067	$54	$3,101	$118

Annualized income from fixed income assets(2)	$5,796	$216	$2,966	$236
Average aggregate fixed income assets, at cost(2)	180,988	4,943	181,426	5,270
Annualized investment book yield	3.2%	4.4%	1.6%	4.5%

Average aggregate invested assets, at fair value(3)	$284,462	$4,943	$284,900	$5,270
Investment return included in net earnings	0.9%	1.1%	0.9%	2.2%
Total investment return	1.1%	1.1%	1.1%	2.2%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and net loan receivable from related party. Gross and net investment returns for these assets only include the post-Combination period of May 28, 2025 to June 30, 2025.
2.Average aggregate fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and loan to related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
4.Gross and net investment returns for other investments, including equities, only include the post-Combination period of May 28, 2025 to June 30, 2025.

The following table details total investment returns for our fixed income investments for the three and six months ended June 30, 2025 and 2024:

Fixed Income Investments(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross investment income	$1,449	$54	$1,483	$118
Net realized gains	764	—	764	—
Change in AOCI (3)	478	—	478	—
Gross investment returns	$2,691	$54	$2,725	$118

Average invested assets, at fair value (4)	$181,228	$4,943	$181,665	$5,270

Gross Investment Returns	1.5%	1.1%	1.5%	2.2%

Less: Investment expenses	$2	$—	$2	$—
Net investment returns	$2,689	$54	$2,723	$118

Net Investment Returns	1.5%	1.1%	1.5%	2.2%
Our net investment returns increased to 1.5% for the three and six months ended June 30, 2025, compared to 1.1% and 2.2% for the respective periods in 2024. The floating rate investments comprise 49.0% of our fixed income investments at June 30, 2025. The net loan receivable from related party had an outstanding net balance of $107.5 million at June 30, 2025 and the average yield on the loan was 5.8% for the three and six months ended June 30, 2025.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at June 30, 2025 and 2024.
The following table details total investment returns for our alternative investments for the three and six months ended June 30, 2025, respectively:

Alternative Investments(2)	For the Three and Six Months Ended June 30,
($ in thousands)	2025
Gross investment income	$84
Net unrealized gains	294
Gross investment returns(5)	$378

Average invested assets, at fair value (4)	$103,235

Gross Investment Returns(5)	0.4%

Less: Investment expenses	$—
Net investment returns	$378

Net Investment Returns(5)	0.4%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
5.Gross and net investment returns for alternative investments only include the post-Combination period of May 28, 2025 to June 30, 2025.

The following table details total investment returns for alternative investments by asset class at June 30, 2025:

June 30, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$84	$84
Net realized and unrealized gains	121	—	147	26	—	294
Total Investment Return	$121	$—	$147	$26	$84	$378

Average Investments	$7,471	$833	$39,340	$13,213	$42,379	$103,235

Gross Investment Returns	1.6%	—%	0.4%	0.2%	0.2%	0.4%

Other Balance Sheet Changes
The following table summarizes other material balance sheet changes at June 30, 2025 compared to December 31, 2024. Substantially all of the increases in the balance sheet items below relate to the completion of the Combination with Maiden on May 27, 2025, as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q:

($ in thousands)	June 30, 2025	December 31, 2024	Change in $
Reinsurance balances receivable, net	$10,397	$—	$10,397
Reinsurance recoverable on unpaid losses	520,520	—	520,520
Net loan receivable from related party	107,490	—	107,490
Intangible assets	11,438	—	11,438
Funds withheld receivable	12,085	—	12,085
Other assets	26,784	1,224	25,560
Reserve for loss and LAE	723,432	—	723,432
Unearned premiums	22,597	—	22,597
Earn out liability	2,679	—	2,679
Liability for investments purchased	7,006	—	7,006
Accrued expenses and other liabilities	79,263	904	78,359
Senior Notes, net	173,783	—	173,783

Capital Resources
During the six months ended June 30, 2025, book value per common share increased to $19.39 and diluted book value per common share increased to $19.31, compared to $1.67 at December 31, 2024. This was largely due to the Combination completed on May 27, 2025, which produced substantially all of the increase in shareholders' equity for the six months ended June 30, 2025 as described in discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 1. Basis of Presentation" and "Note 15. Business Combination" included in this Form 10-Q.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Change in $
($ in thousands)
Common shares at par value	$99	$27	$72
Additional paid-in capital	176,885	10,107	166,778
Accumulated other comprehensive income	559	—	559
Retained earnings (accumulated deficit)	24,005	(5,528)	29,533
Treasury shares, at cost	(51,463)	—	(51,463)
Total Kestrel shareholders' equity	150,085	4,606	145,479
Senior Notes - carrying value	262,361	—	262,361
Total capital resources	$412,446	$4,606	$407,840
Total capital resources increased by $407.8 million compared to December 31, 2024 due to the following items:
•retained earnings increased by $29.5 million due to the net income of $69.5 million reported for the six months ended June 30, 2025 partly offset by a $40.0 million cash distribution to shareholders at closing of the Combination;
•net increase in additional paid-in capital of $166.8 million largely due to shares issued as consideration for the combination pursuant to the terms of the Combination Agreement of $166.5 million as well as stock based compensation expense of $0.2 million;
•net increase in AOCI of $0.6 million due to: (1) net unrealized gains of $0.5 million on our AFS investment portfolio due to market price movements in the six months ended June 30, 2025, and (2) an increase in foreign currency translation adjustment of $0.1 million in the six months ended June 30, 2025 due to the impact of depreciation of the U.S. dollar on the re-measurement of net assets denominated in British pound and euro; and
•treasury shares increased by $51.5 million due to the common shares issued to Maiden Reinsurance in respect of the Combination which is not treated as outstanding on the Condensed Consolidated Balance Sheet.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part I Item 1. "Financial Information" of this Quarterly Report on Form 10-Q for a discussion of the equity instruments issued by the Company. Book value and diluted book value per common share at June 30, 2025 and December 31, 2024 were as follows:

($ in thousands except share and per share data)	June 30, 2025	December 31, 2024
Ending common shareholders’ equity	$150,085	$4,606
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$150,085	$4,606

Common shares outstanding	7,741,943	2,749,996
Shares issued from assumed conversion of dilutive options and restricted shares	31,929	—
Denominator for diluted book value per common share calculation	7,773,872	2,749,996

Book value per common share	$19.39	$1.67
Diluted book value per common share	19.31	1.67
Senior Notes
At June 30, 2025, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA. These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
On May 27, 2025 in connection with the Combination, (i) Maiden, as issuer, the Company, as guarantor, and Wilmington Trust, National Association, as trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to that certain indenture dated as of June 14, 2016, providing that the Company will fully and unconditionally guarantee Maiden’s 6.625% Senior Notes due 2046 and (ii) Maiden NA, as issuer, the Company, as guarantor, and Wilmington Trust Company, as trustee, entered into a fourth supplemental indenture (together with the Second Supplemental Indenture, the “Supplemental Indentures”) to that certain indenture dated as of June 24, 2011, providing that the Company will fully and unconditionally guarantee MHNA’s 7.75% Senior Notes due 2043.
The Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2025. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1. "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q for recent litigation regarding the 2013 Senior Notes.
Maiden does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. In 2025, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, but required prior approval of quarterly dividends before payment. Subsequent to those approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance has paid total dividends of $122.5 million to Maiden NA as of June 30, 2025.
The summarized financial information below has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden in subsidiaries that are not issuers or guarantors is not presented in the financial information below.
Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed below and are not included in the total assets and total liabilities presented for Maiden NA and Maiden. The net loss for Maiden NA and Maiden was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA also reflects income tax expense incurred for the respective period.
Summarized financial information of Maiden NA and Maiden as of June 30, 2025 and for the three and six months ended June 30, 2025 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$5,706	$5,453
Total liabilities	151,290	125,418
Amounts due from subsidiaries (not included in total assets above)	27	2,688
Amounts due to subsidiaries (not included in total liabilities above)	12,796	2,977
Related party loan payable (not included in total liabilities above)	—	321,472
Total revenue for the quarter-to-date period	14	—
Net loss for the quarter-to-date period	(1,125)	(3,872)
With respect to the related party loan payable for Maiden above, under the conditions stipulated in the Vermont DFR approval for the Combination Agreement, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring annual dividends (which require prior approval by the Vermont DFR) but our ability to selectively underwrite business in support of our Program Services segment in the future.
The ratio of Debt to Total Capital Resources at June 30, 2025 and December 31, 2024 was computed as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Senior notes - principal amount	$262,361	$—
Shareholders’ equity	150,085	4,606
Total capital resources	$412,446	$4,606
Ratio of debt to total capital resources	63.6%	—%

Off-Balance Sheet Arrangements
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future as further described in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1 "Financial Information" of this Form 10-Q.
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization.
As discussed above, at June 30, 2025, guarantees of $71.6 million have been provided to lenders by Maiden Reinsurance on behalf of the real estate joint venture, however, the likelihood of Maiden Reinsurance incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Measures
In addition to our key financial measures presented in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. These non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP and are summarized below.
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized investment gains (losses); (2) foreign exchange and other gains (losses); and and (3) interest in income (loss) of equity method investments. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax; (2) the bargain purchase gain resulting from the Combination Agreement; and (3) the change in the fair value of the earn out liability. We excluded net realized investment gains (losses), and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe the net loss from discontinued operations, the bargain purchase gain on the Combination Agreement, and the change in the fair value of the earn out liability are representative of our ongoing and future business.We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.

As defined and described in the Key Financial Measures section, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:

For the Three Months Ended June 30,	2025	2024
	($ in thousands except per share data)
Net income (loss)	$69,927	$(547)
Add (subtract):
Net realized and unrealized investment gains	(1,058)	—
Foreign exchange and other losses	5,009	—
Bargain purchase gain	(73,590)	—
Net loss from discontinued operations	495	—
Change in fair value of earn out consideration	2,679	—
Non-GAAP operating earnings (loss)	$3,462	$(547)

Diluted earnings (loss) per share attributable to common shareholders	$15.05	$(0.20)
Add (subtract):
Net realized and unrealized investment gains	(0.23)	—
Foreign exchange and other losses	1.08	—
Bargain purchase gain	(15.88)	—
Loss from discontinued operations, net of income tax	0.11	—
Change in fair value of earn out consideration	0.58	—
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.71	$(0.20)

For the Six Months Ended June 30,	2025	2024
	($ in thousands except per share data)
Net income (loss) attributable to Kestrel common shareholders	$69,533	$(924)
Add (subtract):
Net realized and unrealized investment gains	(1,058)	—
Foreign exchange and other losses	5,009	—
Bargain purchase gain	(73,590)	—
Net loss from discontinued operations	495	—
Change in fair value of earn out consideration	2,679	—
Non-GAAP operating earnings (loss)	$3,068	$(924)

Diluted income (loss) per share attributable to common shareholders	$18.80	$(0.34)
Add (subtract):
Net realized and unrealized investment gains	(0.29)	—
Foreign exchange and other losses	1.36	—
Bargain purchase gain	(19.93)	—
Net loss from discontinued operations	0.13	—
Change in fair value of earn out consideration	0.73	—
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.80	$(0.34)
Non-GAAP operating earnings was $3.5 million for the three months ended June 30, 2025 compared to non-GAAP operating loss of $0.5 million for the same period in 2024. Non-GAAP operating earnings was $3.1 million for the six months ended June 30, 2025, compared to non-GAAP operating loss of $0.9 million for the six months ended June 30, 2024.

Non-GAAP Operating ROACE
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity.
Non-GAAP Operating ROACE for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Non-GAAP operating earnings (loss)	$3,462	$(547)	$3,068	$(924)
Opening adjusted shareholders’ equity	4,227	5,460	4,606	5,837
Ending adjusted shareholders’ equity	150,085	4,913	150,085	4,913
Average adjusted shareholders’ equity	77,156	5,187	77,346	5,375
Non-GAAP Operating ROACE	18.0%	(42.4)%	8.0%	(34.6)%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, exclusively in our Legacy Reinsurance sgement, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected.
At June 30, 2025, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $5.1 million were generated during the three and six months ended June 30, 2025, compared to net foreign exchange losses of $0.0 million for the three and six months ended June 30, 2024. The foreign exchange losses for the three and six months ended June 30, 2025 were caused by significant depreciation in the value of the U.S. dollar relative to the euro and the British pound due to uncertainty around international trade and associated U.S. tariff policy. These losses were primarily unrealized and resulted from the effects of revaluation of our net insurance liabilities that are required to be settled in foreign currencies at each balance sheet date.
At June 30, 2025, the increase in foreign currency translation adjustments of $0.1 million for the six months ended June 30, 2025 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at June 30, 2025 included reserve for net loss and LAE on our Legacy Reinsurance segment of $341.3 million. Our foreign currency asset exposures at June 30, 2025 include $139.4 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.2 million of real estate investments denominated in Canadian dollars, as well as $12.1 million of funds withheld receivable.
Effects of Inflation
The anticipated effects of inflation are considered explicitly in the pricing of the insured exposures, which are used as the initial estimates of reserves for loss and LAE. In addition, inflation is also implicitly accounted for in subsequent estimates of loss and LAE reserves, as the expected rate of emergence is in part predicated upon the historical levels of inflation that impact ultimate claim costs. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to vary from the assumptions made in the pricing or reserving estimates, the Company will be required to change the reserve for loss and LAE with a corresponding change in its earnings in the period in which the variance is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.
We continue to monitor inflationary impacts resulting from recent government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on our loss cost trends. Our reserves predominantly consist of workers’ compensation, general liability, and hospital liability business. These long tailed lines of business have been subject to the longer term trend of social inflation, but we have not observed significant impacts for the recently elevated levels of inflation. We proactively analyze available data and we incorporate trends into our loss reserving assumptions to ensure we are considerate of current and future economic conditions.
Governmental policy responses to inflation have significantly increased interest rates which, in the short term, have contributed to unrealized gains on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, there remains uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Currently, while salaries and incentive compensation costs comprise less than one-half of our total general and administrative expenses, continuing inflation and tight labor conditions could have a material impact on our net operating results.
Off-Balance Sheet Arrangements
At June 30, 2025, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently adopted accounting pronouncements.

Item 4. Controls and Procedures
 Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosures.
Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, because a material weakness in our internal control over financial reporting existed at December 31, 2024 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in our internal control over financial reporting and our remediation efforts are described below.
Material Weakness in Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, identified a material weakness related to our internal control over financial reporting for the financial statements of the Kestrel Group LLC and its subsidiaries. This material weakness existed prior to the consummation of the acquisition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These included:
•Control activities over financial reporting were not sufficiently or appropriately designed or implemented; additionally there is a lack of documentation, review and approval of control activities over key balances recorded to the financial statements of Kestrel Group LLC and its subsidiaries, Kestrel Insurance Agency, LLC and Kestrel Service Corporation;
•Ineffective control activities and monitoring controls due to a lack of segregation of duties and insufficient analysis of certain accounts recorded at Kestrel Group LLC;
•Ineffective control environment due to an insufficient number of accounting personnel with an appropriate level of knowledge and expertise related to our technical accounting matters over financial reporting over revenue recognition;
•Controls over the data used, as well as the completeness and accuracy of reports used in the revenue recognition process were ineffective;
•Information technology general controls are not sufficiently or appropriately designed or implemented over in-scope business processes and financial reporting systems for Kestrel Group LLC.
Remediation Measures
To address the material weakness described above, we have designed and implemented new and enhanced controls to ensure that:
•in-house accounting personnel have training to ensure they have the relevant expertise related to technical accounting matters, particularly in revenue recognition;
•there is greater segregation of duties and procedures to emphasize analysis of accounts;
•many existing and proven Maiden controls are being integrated throughout the Kestrel Group to ensure full compliance;
•Kestrel IT will be incorporated into the Maiden information technology general controls environment.
We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. Further, the integration of the legacy Kestrel and Maiden businesses can also expose us to risks that material weaknesses may not be promptly resolved, potentially delaying completion of our consolidated internal control assessment and impairing our financial reporting. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as noted below, the Company is not a party to any material legal proceedings. From time to time, the Company is subject to routine legal proceedings, including arbitration, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on its financial condition or results of operations.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis.
On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden Holdings North America, Ltd. and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint filed in this case. Plaintiffs may pursue an appeal of this decision and also stated that they would take steps to comply with the no-action clause requesting the indenture trustee to commence a related action. On August 6, 2025, plaintiffs filed a notice of appeal and have six months to perfect their appeal in the Appellate Division. To the extent that plaintiffs do perfect and pursue their appeal of this decision, Maiden will oppose any such action. In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York, as opposed to filing an amended complaint in the existing action. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
We believe all of the above claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.
See also "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for a summary on legal matters.
Item 1A. Risk Factors
Our business is subject to a number of risks that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

The combined company’s ("Kestrel Group") business, financial condition and results of operations are subject to various risks and uncertainties as noted below, which may affect the value of its securities. In addition to the risks discussed below, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect its business, financial condition and results of operations, perhaps materially. Some statements in the risk factors constitute forward-looking statements. You should also read and consider the risk factors associated with the businesses of Maiden because these risk factors may affect the operations and financial results of Kestrel Group.
These risk factors may be found under Part I, Item 1A. Risk Factors in Maiden’s Annual Report on Form 10-K for the year ended December 31, 2024, which is on file with the SEC. Additional risks and uncertainties not presently known to Maiden, Kestrel or Kestrel Group or that are not currently believed to be important also may adversely affect Kestrel Group.

Risks Relating to Kestrel Group
Kestrel Group may not be able to recover amounts due from its reinsurers, which would adversely affect its financial condition.
Kestrel Group will be a specialty program group offering fronting arrangements to domestic and foreign insurers that want to access specific U.S. property and casualty insurance business, which are collectively referred to as “capacity providers,” and will generally reinsure on a quota share basis up to 100% of the risk under these policies with these carriers in exchange for ceding fees. Kestrel Group will write business initially through the AmTrust Insurance Companies, all subsidiaries of AmTrust through which Kestrel has been writing its business, and the combined company will have an option to acquire the AmTrust Insurance Companies from AmTrust.
Kestrel Group will reinsure a substantial portion of the underwriting and operating risks in connection with its fronting arrangements to its capacity providers. Kestrel Group will generally select either well capitalized, highly rated authorized capacity providers or will require the capacity providers to post collateral and/or obtain guarantees to secure the reinsured risks. However, if any of the capacity providers becomes insolvent or otherwise refuse to reimburse losses paid to these policyholders in a timely manner, the corresponding impact to the combined company’s ability to continue writing business through the AmTrust Insurance Companies could materially adversely affect Kestrel Group’s financial condition and results of operations.
While Kestrel Group generally will not hold net reserves for losses or loss adjustment expenses (“LAE”) that might arise as a result of claims made under the policies (unless it participates on a quota share basis to a limited extent in certain programs), it may hold collateral from capacity providers who may not be well capitalized, highly rated, or authorized to protect against any such capacity provider’s failure to pay claims. However, collateral may not be sufficient to cover the combined company’s liability for these claims, and Kestrel Group may not be able to cause the capacity providers to deliver additional collateral.
Although the AmTrust Insurance Companies will ultimately take the risk of insolvency or other failure to pay by a capacity provider, any adverse impact to the business, financial condition, results of operations and prospects of the AmTrust Insurance Companies may have an adverse impact on Kestrel Group’s financial condition and results of operations as Kestrel Group is reliant on the AmTrust Insurance Companies to write its business. For example, any risks or difficulties that result in a negative impact on the financial strength ratings, licenses or reputation of any of the AmTrust Insurance Companies may limit or restrict Kestrel Group’s ability to continue to write business on behalf of its capacity providers, which in turn may have a material and adverse impact on Kestrel Group’s ability to generate fee revenues.
If market conditions cause Kestrel Group’s reinsurance to be more costly or difficult to obtain, it may be required to bear increased risks or reduce the level of its underwriting commitments.
Kestrel Group will provide access to the U.S. property and casualty insurance markets in exchange for ceding fees through its fronting business by providing access to the AmTrust Insurance Companies with expansive licensing and an “A-” (Excellent) rating by A.M. Best through its relationship with AmTrust. As part of its business strategy, Kestrel Group will reinsure a substantial portion of underwriting risk, credit risk and business risk related to its fronting business. Kestrel Group may be unable to maintain its current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support its specialized fronting model in the future. A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by general agents could limit the amount of fronting business the combined company could write through the AmTrust Insurance Companies and materially and adversely affect its business, financial condition, results of operations and prospects.
Regulators may challenge Kestrel Group’s use of fronting arrangements in states in which its capacity providers are not licensed.
Kestrel Group will enter into fronting arrangements with general agents and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity providers are not licensed or are not authorized to write particular lines of insurance. The capacity providers or the general agents administer the business, settle all claims and reinsure a substantial portion of the risks. Kestrel Group will receive ceding fees but generally will not share in the profits or losses of the business it writes for the capacity providers unless Maiden Reinsurance participates on a quota share basis to a limited extent in certain programs. Some state insurance regulators may object to such fronting arrangements. In certain states, insurance regulators have the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states without such prohibition could still deem the assuming insurer as transacting insurance business without a license and the issuing carrier as aiding and abetting the unauthorized sale of insurance.
If regulators in any of the states where Kestrel Group conducts its fronting business were to prohibit or limit the arrangement, Kestrel Group would be prevented or limited from conducting the business for which a capacity provider is not authorized in those states, unless and until such capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.

While it is expected that the fronting business will be ceded to a number of unaffiliated reinsurers, Maiden Reinsurance may be ceded a small percentage of the reinsurance, subject to prior approval from the Vermont Department of Financial Regulation ("Vermont DFR") of Kestrel Group’s ability to reinsure the business that it expects to underwrite. If the Vermont DFR fails to provide this approval, or places certain limitations on such approval, Kestrel Group may not be able to operate its fronting business efficiently, which could reduce Kestrel Group’s effectiveness in the marketplace.
In addition, the Vermont DFR may place certain restrictions on Kestrel Group’s fronting business, such as requiring Maiden Reinsurance to no longer be licensed as a captive or affiliated reinsurer. Such limitations could further impact the combined company’s ability to operate its fronting business, which could have a material and adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state. A state insurance regulator might not view the NRRA as preempting a state regulator’s determination that an unauthorized reinsurer must obtain a license or that any statute prohibits the combined company from doing a fronting business. However, such a determination or a conflict between state law and the NRRA could cause regulatory uncertainty about its fronting business, which could have a material and adverse effect on its business, financial condition, results of operations and prospects.
State insurance regulation could materially adversely affect Kestrel Group’s business.
Some states have adopted changes to their insurance laws and regulations that permit insurers to obtain credit for reinsurance from reinsurers who are able to post reduced collateral if they satisfy certain requirements, including specific rating criteria. Kestrel Group will require many of its capacity providers to post collateral to secure their reinsurance obligations. If regulatory changes are adopted in the states in which the AmTrust Insurance Companies are domiciled that permit non-admitted reinsurers to post reduced or no collateral in order for the insurer to obtain credit for that reinsurance, it may become more difficult for Kestrel Group to obtain collateral from its capacity providers who meet the applicable rating agency requirements, which could materially and adversely affect the amount of business that the combined company can write through the AmTrust Insurance Companies.
In addition, state insurance regulators maintain broad discretion to deny, delay, suspend, non-renew or revoke licenses for various reasons, including violation of regulations. In some instances, where there is uncertainty as to applicability, Kestrel Group may follow practices based on interpretations of regulations or practices that the combined company believes generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If Kestrel Group does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend the combined company from carrying on some or all regulated activities or could otherwise penalize the combined company. In particular, Kestrel Insurance Agency, LLC (“Kestrel Insurance Agency”), which is licensed as a reinsurance broker and general lines agent by the Texas Department of Insurance, has entered into a management agreement with AmTrust that governs Kestrel Group’s fronting arrangement with each of the AmTrust Insurance Companies. If either of these licenses is suspended, non-renewed or revoked, Kestrel Group may be unable to maintain its fronting arrangement with AmTrust and, further, may be unable to exercise the option to acquire the AmTrust Insurance Companies from AmTrust. This could adversely affect Kestrel Group’s ability to operate its business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with Kestrel Group’s operations and require it to bear additional costs of compliance, which could adversely affect Kestrel Group’s ability to operate its business.
Insurers are also regulated by state insurance departments for solvency issues and are subject to reserve requirements. Kestrel Group cannot guarantee that all of the AmTrust Insurance Companies comply with regulations instituted by state insurance departments. Kestrel Group may need to expend resources to address questions or concerns regarding its relationships with the AmTrust Insurance Companies, diverting management resources away from operating its business.
Compliance by Kestrel Group’s insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on Kestrel Group’s business.
Kestrel Group’s insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on Kestrel Group’s operations.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in these laws and regulations may materially increase costs of compliance. In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, the combined company may seek to cut down its business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the property and casualty insurance business. However, Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The FIO initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data and developing methods to modernize and improve the insurance regulatory system in the United

States. The FIO continues to support the current state-based regulatory regime but will consider federal regulation should the states fail to take steps to greater uniformity. The combined company cannot fully predict the impacts of any new legislation on its business, financial condition and results of operations.
In addition, Kestrel Group’s subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which the combined company may rely. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on the combined company’s business.
Kestrel Group may change its underwriting guidelines or strategy without shareholder approval.
Kestrel Group’s management team has the authority to change its underwriting guidelines or strategy without notice to shareholders and without shareholder approval. As a result, Kestrel Group may make fundamental changes to its operations without shareholder approval, which could result in Kestrel Group pursuing a strategy or implementing underwriting guidelines that may be materially different from the current strategy and underwriting guidelines.
Kestrel Group has a limited operating history and may not be able to manage its growth effectively.
Kestrel Group intends to grow its business in the future, which could require additional capital, systems development and skilled personnel. However, the limited operating history of Kestrel Group may make it difficult to evaluate its current capital structure and future capital requirements, which may have an adverse impact on potential strategic initiatives. Kestrel Group will encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as it continues to grow its business. The inability of Kestrel Group to manage these risks successfully may have a direct impact on its ability to exercise the option to acquire the AmTrust Insurance Companies from AmTrust, as it must be able to meet its capital needs, expand its systems and internal controls effectively, allocate its human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business it may acquire in its effort to achieve growth. The failure to manage Kestrel Group’s growth effectively could have a material adverse effect on its business, financial condition and results of operations.
Inability to maintain the strategic relationship with AmTrust could adversely affect Kestrel Group’s business.
Upon the completion of the Combination Agreement, AmTrust holds approximately 7.8% of the issued and outstanding Kestrel Group common shares and has the right to nominate three directors to the Kestrel Group board. See “Note 10 - Related Party Transactions” for more details. Kestrel Group will write its business on a fronting basis initially through the AmTrust Insurance Companies. Kestrel Group will cede up to 100% of underwriting risk in exchange for a ceding fee based on gross premiums written. In addition, AmTrust will provide additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, Kestrel Group will rely on its strategic partnership with AmTrust, and any inability to maintain such relationship with AmTrust or to exercise the option to acquire the AmTrust Insurance Companies from AmTrust would materially adversely affect its business. These contractual arrangements may terminate or be terminated under certain circumstances, and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that Kestrel Group would be able to find a suitable replacement or another strategic partnership on favorable terms, if at all. If Kestrel Group was not able to find other insurance carriers with similar financial strength ratings with which it could partner, its ability to write new and renewal business would be significantly impacted.
Kestrel Group’s business, and therefore its results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity.
Kestrel Group’s results of operations depend on the continued capacity of the AmTrust Insurance Companies to adequately and appropriately underwrite risk and provide coverage. Capacity could be reduced by the AmTrust Insurance Companies failing or withdrawing from writing certain coverages that Kestrel Group will offer and it will have limited control over these matters. In addition, to the extent that reinsurance becomes significantly more expensive, Kestrel Group may experience restrictions and limitations on its ability to continue to write the amount or types of business it anticipated, which could have a negative impact on its ability to generate fee revenue.
A decline in the financial strength rating or financial size category of Kestrel Group’s fronting companies may adversely affect Kestrel Group’s financial condition and results of operations.
Each of Kestrel Group’s fronting companies has an “A-” (Excellent) financial strength rating and a XV financial size category from A.M. Best. A downgrade or withdrawal of the financial strength rating or reduction in the financial size category of any of Kestrel Group’s fronting companies could cause current and future general agents and insureds to choose other competitors and could severely limit or prevent Kestrel Group’s writing of new and renewal insurance contracts.
A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews each insurance carrier’s financial strength rating and may adjust upward or downward at its discretion based primarily on analyzing the balance sheet strength, operating performance and business profile of each insurance carrier.
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels.

As Kestrel Group will leverage its strategic relationship with such fronting companies for lines of business that require an “A-” financial strength rating from A.M. Best, any downgrade or withdrawal of any insurance carrier’s rating could have a material adverse effect on Kestrel Group’s business. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is neither an evaluation directed to investors nor a recommendation to buy, sell or hold stock or any other securities an insurance group may issue.
There can be no assurances that Kestrel Group’s fronting companies will be able to maintain this rating. Any downgrade in ratings would likely materially adversely affect Kestrel Group’s business through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If such fronting companies lose their “A-” rating, Kestrel Group may need to secure a new fronting arrangement or risk losing the business of its capacity providers to higher rated issuing carriers.
Kestrel Group derives a significant portion of its fee revenues from a limited number of general agents, the loss of which could result in its inability to continue to write a significant portion of the current business, additional expense and a material decrease in fee revenues.
A significant portion of Kestrel Group’s total fees are derived from a limited number of general agents and Kestrel Group is heavily reliant upon these general agents to generate revenues. The decision of any such general agent to seek to terminate its arrangements with Kestrel Group or to otherwise decrease the volume of business Kestrel Group writes through them, could result in additional expense and a material decrease in the amount of fee revenues Kestrel Group is able to generate. In addition, if Kestrel Group is unable to collect fees under these arrangements due to insolvency, dispute or other unwillingness or inability of any of its general agents to meet their obligations to Kestrel Group, its business, financial condition, results of operations or prospects could be materially and adversely affected.
Kestrel Group will depend on a limited number of capacity providers and general agents for a large portion of its gross written premium, and the loss of business provided by any one of them could materially adversely affect Kestrel Group.
Kestrel Group will offer fronting arrangements to both general agents and capacity providers. Capacity providers may be either independent or under common control with a particular general agent. An independent capacity provider may reinsure a single book or multiple books with various general agents. A single general agent may control a single book with one capacity provider or multiple books with various capacity providers.
Other insurance companies compete with Kestrel Group for this business. These capacity providers and general agents may choose to enter into fronting arrangements with such competitors, and the general agents or capacity providers may terminate fronting arrangements with Kestrel Group if they no longer need access to its fronting capacity. Relationships with clients, including general agents and capacity providers, are generally governed by agreements that may be terminated on relatively short notice.
Given Kestrel Group’s reliance on a small group of capacity providers and general agents, a significant decrease in business from, or the entire loss of, any of them would cause Kestrel Group to lose premium and ceding fees and require Kestrel Group to seek additional capacity providers or general agents or to replace the lost premium and ceding fees. If Kestrel Group is unable to do so, its business, financial condition, results of operations and prospects would be materially and adversely affected.
In addition, the ability of Kestrel Group to compete and remain profitable will depend, in part, on it maintaining business relationships with clients (including general agents and capacity providers), the business development and marketing efforts of its sales professionals, the servicing efforts of its relationship managers and on its ability to offer insurance solutions and maintain financial strength ratings through the AmTrust Insurance Companies that meet the requirements and preferences of clients. Any failure to be effective in any of these areas may have a material and adverse effect on the combined company’s business, financial condition, results of operations and prospects.
Failure of capacity providers or general agents to properly market, underwrite or administer policies could materially adversely affect Kestrel Group.
The marketing, underwriting, claims administration and other administration of policies will be the responsibility of Kestrel Group’s capacity providers or general agents. Any failure by them to properly handle these functions could result in liability to the AmTrust Insurance Companies, which may have an adverse impact on the financial condition of Kestrel Group. Even though these capacity providers or general agents may be required to compensate the AmTrust Insurance Companies for any such liability, there are risks that any such failure could create regulatory or reputational issues for the AmTrust Insurance Companies, which could limit or restrict Kestrel Group’s ability to continue to write business on behalf of its capacity providers. Any such limitations or restrictions could materially and adversely affect the business, financial condition, results of operations and prospects of Kestrel Group.
Kestrel Group may not be successful in building more direct relationships with general agents and capacity providers.
Kestrel Group’s fronting capacity may be constrained by the size of its capital base, and it may rely on its relationship-driven channels to generate new fronting business. In addition, Kestrel Group may rely on brokers to identify general agents in need of fronting. Although Kestrel Group will build direct relationships with general agents and capacity providers and hire additional fully-dedicated sales staff, Kestrel Group may not be successful in its efforts to expand its fronting business.
Kestrel Group may face increased competition.
Kestrel Group competes primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience. Its competitors include State National, MS Transverse, Obsidian, Palomar and Trisura. Unlike Kestrel Group, some of its competitors may offer policy administration or other services or be willing to take on significant underwriting risk. There is already active competition for business and any increase in competition could materially and adversely affect the business, financial condition, results of operations and prospects of Kestrel Group.

Some of Kestrel Group’s fronting arrangements may contain limits on the reinsurer’s obligations.
While Kestrel Group will reinsure a substantial portion of the risks inherent in its fronting programs, Kestrel Group will, in certain cases, enter into programs that contain limits on its reinsurers’ obligations, including exclusion of certain coverages, loss ratio caps, per occurrence or aggregate reinsurance limits or exclusion of the credit risk of general agents. To the extent losses under these programs exceed the prescribed limits, Kestrel Group and/or the AmTrust Insurance Companies will be liable to pay the losses in excess of such limits, which could materially and adversely affect the business, financial condition, results of operations and prospects of Kestrel Group.
Catastrophic losses may exceed expectations.
Kestrel Group’s insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots and hazardous material releases. The incidence and severity of these events are inherently unpredictable, and Kestrel Group’s losses from catastrophes could be substantial. Although Kestrel Group reinsures a substantial portion of the underwriting risk through its capacity providers, a catastrophe loss could impair the ability of one or more of such capacity providers to pay all of the reinsured claims, in which case the AmTrust Insurance Companies would be responsible for paying any claims not paid by Kestrel Group’s capacity providers. The consequence may include substantial volatility in the financial condition or results of operations of the AmTrust Insurance Companies for any fiscal quarter or year, which could have a material and adverse effect on its business, financial condition, results of operations and prospects or its ability to write new business. Any limitations or restrictions on the ability of the AmTrust Insurance Companies to continue to write new business may have a material impact on Kestrel Group’s ability to write new business for its capacity providers, in particular, if it is unable to find a suitable replacement for the loss of any insurance capacity from the AmTrust Insurance Companies. The inability of Kestrel Group to continue to write new business could materially and adversely affect its business, financial condition, results of operations and prospects.
Kestrel Group relies on third-party service providers that provide the infrastructure for its technological systems, and any failure to maintain these relationships could harm the combined company’s business.
Information technology systems form a key part of Kestrel Group’s business and accordingly it is dependent on its relationships with third parties that provide the infrastructure for its technological systems. For example, as previously noted, AmTrust is providing services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, which includes compliance, data reporting, data flow and information technology systems. If these third parties experience difficulty providing the services Kestrel Group requires or meeting its standards for those services, or experience disruptions or financial distress or cease operations temporarily or permanently, it could make it difficult for the combined company to operate some aspects of its business. In addition, such events could cause Kestrel Group to experience increased costs and delay its ability to provide services until it has found alternative sources of the services provided by these third parties. If Kestrel Group is unsuccessful in identifying high-quality partners, if it fails to negotiate cost-effective relationships with them or if it ineffectively manage these relationships, it could materially and adversely affect Kestrel Group’s business, operating results, financial condition and prospects.
If any of Kestrel Group’s third-party service providers experience difficulties or terminate their services and Kestrel Group’s is unable to replace them with other service providers, its operations could be interrupted. It may be difficult for Kestrel Group to replace some of its third-party vendors, particularly vendors providing its core operational and technological infrastructure, in a timely manner if they were unwilling or unable to provide Kestrel Group with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on Kestrel Group’s business, financial condition or results of operations. Even if Kestrel Group is able to replace them, it may be at higher cost, which could have a material adverse effect on Kestrel Group’s business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services Kestrel Group requires, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, Kestrel Group’s business could suffer economic and reputational harm that could have a material adverse effect on its business, financial condition or results of operations.
Maiden’s reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on Kestrel Group’s results of operations or financial condition.
At June 30, 2025, Maiden had $517.9 million due to it from one reinsurer, Cavello Bay Reinsurance Limited (“Cavello”), consisting of losses recoverable from Cavello under a retrocession agreement of $36.2 million and reinsurance recoverable on unpaid losses under a retroactive reinsurance agreement of $481.7 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the Loss Portfolio Transfer and Adverse Development Cover Agreement (“LPT/ADC Agreement”) with Enstar Group Limited (“Enstar”) on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with a quota share reinsurance agreement between certain insurance subsidiaries of Maiden and AmTrust that went in run-off effective January 1, 2019, subject to additional collateral funding requirements. As of June 30, 2025, the amount of collateral required was $432.2 million. See "Note 8. Reinsurance" for additional information regarding these reinsurance and collateral arrangements with Cavello.
Maiden’s reinsurers may not pay losses in a timely fashion, or at all. Either of these events would increase Kestrel Group’s costs and could have a material adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
The failure of any of the loss limitation methods Kestrel Group has employed or could employ in the future could have a material adverse effect on its results of operations or financial condition.
Kestrel Group seeks to limit loss exposure through loss limitation provisions in policies it writes, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to ensure that Kestrel Group’s policies are legally interpreted as intended. These contractual provisions may not be enforceable in the manner expected and disputes relating to coverage may not be resolved in Kestrel Group’s favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses that Kestrel Group incurs could be materially higher than expected and Kestrel Group’s financial condition and results of operations could be adversely affected.
Maiden’s investments in alternative investments and its investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect Kestrel Group’s investment income and liquidity.
In addition to fixed maturity securities, Maiden has invested in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. At June 30, 2025, approximately 46% of its total cash and investments were categorized as equity securities, equity method investments and other investments on its condensed consolidated balance sheets.
These alternative investments and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect Kestrel Group’s investment income and overall portfolio liquidity.
Maiden has also invested in joint ventures and in other entities that it does not control. In these investments, many of which are accounted for using the equity method, Maiden may lack management and operational control over the entities in which it is invested, which may limit its ability to take actions that could protect or increase the value of its investment. In addition, these investments may be illiquid due to contractual provisions, and Maiden’s lack of operational control may prevent it from obtaining liquidity through distributions from these investments in a timely manner or on favorable terms. As a result, Maiden’s ability to promptly sell one or more investments in response to changing economic, financial and investment conditions may be limited and, if Maiden is required to liquidate all or a portion of these alternative investments and other similar investments quickly, it may realize significantly less than the value at which it had previously recorded those investments, which could have a material and adverse effect on Kestrel Group’s financial condition and results of operations.
Typically, there is not a public market for these alternative investments and other similar investments in which Maiden has invested. As a result, certain of these securities are valued quarterly at fair value based on assessments from Kestrel Group’s third-party valuation firms. The determination of fair value and, consequently, the amount of unrealized gains and losses in Kestrel Group’s portfolio are, to a certain degree, subjective and dependent on the valuation process of these third-party valuation firms. Certain factors that may be considered in determining the fair value of certain of Maiden’s alternative investments and other similar investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates by Kestrel Group’s third-party valuation firms. Maiden holds a high level of illiquid investments and has a high proportion of assets that are fair valued relative to other assets which requires Kestrel Group’s third-party valuation firms to rely on a high degree of unobservable valuation inputs. In addition, the review of fair valuations of certain of these alternative investments and other similar investments requires a high degree of auditor judgment and extensive effort to audit management’s determination of fair value of such alternative investments and other similar investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of such investments which may differ from the valuation techniques and inputs utilized by Kestrel Group and its third-party valuation firms and/or may change over time. The effect of all these factors on Kestrel Group’s portfolio may reduce Kestrel Group’s net asset value by increasing unrealized depreciation in Kestrel Group’s portfolio. Depending on market conditions, Kestrel Group could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
In addition, alternative or “other” investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to Maiden’s insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to make capital distributions to Kestrel Group, which in turn could adversely affect Kestrel Group’s business, financial condition, results of operations and prospects.
Performance of Kestrel Group’s investment portfolio will be subject to a variety of investment risks.
Kestrel Group’s operating results will be affected, in part, by the performance of its investment portfolio. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond Kestrel Group’s control. Although Kestrel Group will take measures to manage investment risks, it may not be able to fully or effectively mitigate interest rate sensitivity. Despite any mitigation efforts, a significant change in interest rates could have a material and adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
In addition, the performance of Kestrel Group’s investment portfolio will generally be subject to other risks, including the following:
• deterioration in the financial condition, operating performance or business prospects of one or more issuers of its fixed-income securities;
• heavy concentration of the investment portfolio in the securities of a few issuers, sectors or industries;
• inability to convert investment securities into cash on favorable terms and on a timely basis; and
• general movements in the securities markets.

A substantial decline in its investment portfolio could have a material and adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
We identified a material weakness in our internal controls
Our management identified a material weakness related to our internal control over financial reporting for the financial statements of the Kestrel Group LLC and its subsidiaries. This material weakness existed prior to the consummation of the acquisition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Part I Item 4 Controls and Procedures included within this filing for details on material control weakness including remediation measures designed and implemented by the Company.
We believe the remediation measures will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated.
Because we identified a material weakness and have not remediated it in the current fiscal year, our disclosure controls and procedures and internal control over financial reporting may not be sufficient to ensure that material information is timely and accurately disclosed, which may adversely affect investor confidence and our ability to file timely reports with the SEC. Despite management’s ongoing efforts, the material weakness in our disclosure controls could result in material misstatements in our financial statements, which could harm our reputation, result in regulatory scrutiny, or lead to corrective action. Further, integration of the legacy Kestrel and Maiden businesses can also expose us to risks that material weaknesses may not be promptly resolved, potentially delaying completion of our consolidated internal control assessment and impairing our financial reporting.
Technology breaches or failures, including, but not limited to, those resulting from cyber-attacks on Kestrel Group or its business partners and service providers, could disrupt or otherwise negatively impact Kestrel Group’s business.
Kestrel Group’s information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond its control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Kestrel Group’s information technology systems will include the Internet and third-party hosted services. Kestrel Group will use information systems to process financial information and results of operations for internal reporting purposes and for regulatory financial reporting, legal and tax requirements. Kestrel Group may also use information systems for electronic communications with customers and its various locations.
A shutdown or inability to access one or more of its facilities, a power outage, a security breach, or a failure of one or more of its information technology, telecommunications or other systems could significantly impair Kestrel Group’s ability to perform such functions on a timely basis. These incidents could be caused by malicious or disruptive software, computer hackers, rogue employees, cyber-attacks, failures of telecommunications systems or other catastrophic events. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of Kestrel Group’s ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Furthermore, a significant portion of the communications between Kestrel Group’s employees and its business, banking and investment partners will depend on information technology and electronic information exchange. In addition, Kestrel Group may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to it, and may become subject to legal action and increased regulatory oversight. Kestrel Group could also be required to spend significant financial and other resources to remedy any damage caused to repair or replace information systems.
Kestrel Group’s information systems may be the target of attacks. Although Kestrel Group has not experienced known material or threatened cases involving unauthorized access to its information technology systems and data or unauthorized appropriation of such data to date, it has no assurance that such technology breaches will not occur in the future.
Additionally, some of Kestrel Group’s subsidiaries will collect, use, store, transmit, retrieve, retain and otherwise process confidential and personally identifiable information in their information systems in and across multiple jurisdictions, and they are subject to a variety of confidentiality obligations and privacy, data protection and information security laws, regulations, orders and industry standards in the jurisdictions in which they do business. The regulatory environment surrounding information security, data privacy and cybersecurity is evolving and increasingly demanding. A number of Kestrel Group’s subsidiaries are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personally identifiable and confidential information of their customers and employees. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states, including Vermont, which may raise compliance costs or increase the risk of noncompliance, and noncompliance could subject Kestrel Group’s insurance subsidiaries to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on Kestrel Group’s insurance subsidiaries’ business, results of operations, financial condition and cash flows.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with Kestrel Group’s insurance subsidiaries’ existing data management practices or the features of their services and platform capabilities. Any failure or perceived failure by Kestrel Group’s insurance subsidiaries, or any third parties with which they do business, to comply with their posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which they or such third parties are or may become subject, may result in actions or other claims against Kestrel Group’s insurance subsidiaries by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent Kestrel Group’s insurance subsidiaries were found to be guilty of violations or otherwise liable for damages, would damage their reputation and adversely affect their business, financial condition and results of operations.
Maiden Reinsurance’s legacy business is subject to risks related to litigation. Losses from legal and regulatory actions may have a material adverse effect on the Company’s reputation, which in turn may have a material adverse effect on Kestrel Group’s operating results, cash flows, financial condition and prospects.
Maiden Reinsurance may from time to time be subject to litigation or other legal or regulatory actions in the ordinary course of business relating to its current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including reinsurance contract disputes and arbitration, claims alleging that Maiden Reinsurance has acted in bad faith in the administration of claims by its policyholders, disputes with its agents, producers and termination of contracts and related claims and disputes with former employees.
Kestrel Group also may be subject to litigation from security holders due to the diminution in value of its securities as a result of its operating results and financial condition. For example, in 2019 certain security holders of Maiden filed a class action alleging that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust and that certain of Maiden’s representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, which caused Maiden’s share price to fall. This class action is currently under appeal. Defending against these actions may require Maiden to utilize significant resources in its defense as well as result in a significant amount of time by senior management. In addition, any reserves established for pending litigation may be insufficient, in particular, in the event of an adverse resolution of one or more such lawsuits or arbitrations, which could have a material adverse effect on Kestrel Group’s operating results, cash flows, financial condition and prospects.
If Kestrel Group is unable to establish and maintain accurate loss reserves, its business, financial condition, results of operations and prospects may be materially and adversely affected.
There is inherent uncertainty in the process of establishing insurance loss reserves. As a result of these uncertainties, the ultimate paid loss and LAE may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in Kestrel Group’s financial statements. To the extent that loss and LAE exceed estimates, Kestrel Group will be required to immediately recognize any retained unfavorable development and increase loss reserves, with a corresponding reduction in its net income in the period in which the reserve levels are increased. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material and adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
Kestrel Group’s business will depend on the efforts of its executive officers and other personnel. If Kestrel Group is unsuccessful in its efforts to attract, train and retain qualified personnel, its business, financial condition, results of operations and prospects may be materially adversely affected.
Kestrel Group’s success will depend on its executive officers’ industry expertise, knowledge of its markets and relationships with clients. The executive officers of Kestrel Group will be:
• Luke Ledbetter (Chief Executive Officer);
• Terry Ledbetter (Executive Chairman); and
• Patrick Haveron (President and Chief Financial Officer).
Kestrel Group has agreements with its executive officers that contain certain non-compete and non-solicit provisions. Nonetheless, should any of its executive officers cease working for Kestrel Group, it may not be able to find acceptable replacements with comparable skills and experience in the niche markets that Kestrel Group targets. In addition, its business is also dependent on other skilled employees. Kestrel Group cannot guarantee its ability to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff. Kestrel Group will pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that Kestrel Group will be successful in such endeavors. Loss of key personnel or inability to recruit and retain qualified personnel in the future could have a material and adverse effect on Kestrel Group’s business, financial condition or results of operations.
Kestrel Group may require additional capital in the future which may not be available or available only on unfavorable terms.
Kestrel Group’s future capital requirements will depend on many factors, including its ability to successfully write new business and to establish premium rates and reserves at levels sufficient to cover losses. To the extent funds generated by its ongoing operations and capitalization are insufficient for operating requirements or to fund future strategic initiatives such as entering into new lines of business or exercising the option to acquire the AmTrust Insurance Companies from AmTrust, Kestrel Group may need to raise additional capital. Kestrel Group cannot assure that it will be able to raise equity or debt financing on favorable terms and in the needed amounts, or at all. If Kestrel Group cannot obtain adequate capital, its business, financial condition, results of operations and prospects could be materially adversely affected.
In addition, the terms of a capital raising transaction may include stringent financial and operating covenants which may restrict Kestrel Group from raising additional capital in the future.
The general lines of authority or business Kestrel Group is licensed to conduct, as well as the rates charged by Kestrel Group under the policies it writes through the AmTrust Insurance Companies, will be subject to prior regulatory approval in most of the states in which Kestrel Group operates.
Kestrel Group is impacted by the regulation of the AmTrust Insurance Companies. Admitted insurance companies are subject to various state laws that govern organization, licensing, capitalization, policy forms, rate approvals and claims handling. Since the AmTrust Insurance Companies are admitted in most of the states in which Kestrel Group operates, Kestrel Group may have to obtain prior regulatory approval of general lines of authority or business it may be lacking in such states, as well as prior regulatory approval of program-specific insurance rates charged to its insureds and its clients’ insureds in such states, including any increases in the rates. The timing of such approval processes, as well as the willingness of insurance regulators to approve licensing changes or rate increases, can impact the profitability of new policies written by Kestrel Group, which in turn can cause fluctuations in Kestrel Group’s revenue and earnings. If Kestrel Group is unable to obtain approval for the requested licensing or rate changes, or if such approval is delayed, its financial condition, results of operations and liquidity may be adversely affected.
Even if the combination qualifies as a transaction described in Section 351 of the Code, a U.S. Holder of Maiden shares may still recognize gain as a result of the first merger if Maiden is or was classified as a passive foreign investment company (“PFIC”) for any taxable year during which a U.S. Holder held Maiden shares.
Pursuant to Section 1291(f) of the Code, to the extent provided in U.S. Treasury Regulations promulgated under the Code (the “Treasury Regulations”), even if the combination qualifies as a transaction described in Section 351 of the Code, if Maiden was a PFIC for any taxable year during a U.S. Holder’s holding period for the Maiden shares, certain adverse U.S. federal income tax consequences, including recognition of gain, could apply to such U.S. Holder as a result of the first merger, unless certain exceptions apply. Based on the nature of Maiden’s business, the projected composition of its income and the projected composition and estimated fair market values of its assets, Maiden does not believe it was a PFIC for its taxable year ended on December 31, 2024 and does not expect to be a PFIC for its taxable year ending on December 31, 2025, or the succeeding taxable year. However, because there is significant uncertainty in the application of the PFIC rules, no assurance can be given that Maiden was not previously a PFIC and will not be a PFIC for its taxable year ending December 31, 2025, or any subsequent taxable year.
Holders of Maiden shares should consult such holders’ tax advisors regarding the possible classification of Maiden as a PFIC and the resulting U.S. federal income tax considerations.
The ability of Kestrel Group’s subsidiaries to use net operating loss carryforwards and other tax attributes may be limited in connection with the combination or other transactions.
As of June 30, 2025, Maiden and certain of its subsidiaries had U.S. federal net operating losses of approximately $454,825. These net operating losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if at all.
Under Sections 382 and 383 of Code, these federal net operating loss carryforwards, certain losses incurred following the combination, and other tax attributes may become subject to an annual limitation in the event of certain changes in Kestrel Group’s ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Kestrel Group’s, or its subsidiaries’, ability to utilize net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the combination or other transactions. Similar rules may apply under state tax laws. Such limitations could result in increased future income tax liability to Kestrel Group or its subsidiaries, and Kestrel Group’s or its subsidiaries’ future cash flows could be adversely affected.
To preserve Kestrel Group’s and its subsidiaries’ ability to utilize their tax attributes without limitation, Kestrel Group has taken actions to attempt to prevent an “ownership change” from occurring, including adopting provisions that limit or discourage shareholders from acquiring 5% or more of Kestrel Group or, in the case of shareholders that already own 5% or more of Bermuda NewCo, from increasing their ownership. Kestrel Group may take further actions in the future. There can be no assurances that such actions will be available, or if such actions are available, whether Kestrel Group will decide to undertake any such actions. Moreover, there can be no assurances that any existing or future actions will be effective in preventing an “ownership change” pursuant to Section 382 of the Code.
Kestrel Group is a tax resident of, and subject to tax in, both the United States and Bermuda, which may result in an increase in Kestrel Group’s and its subsidiaries’ cash tax obligations and effective rate.
Under current U.S. federal tax law, a corporation organized under Bermuda law is generally classified as a foreign corporation pursuant to Section 7701(a)(4) of the Code. Section 7874 of the Code and the Treasury Regulations promulgated thereunder, however, contain rules that cause a foreign corporation, such as Kestrel Group, that acquires the stock of a domestic corporation, such as US NewCo, to be treated as a domestic corporation for U.S. federal tax purposes in certain situations. Kestrel Group expects to be treated as a domestic corporation for all US. Federal tax purposes upon consummation of the Second Merger pursuant to Section 7874(b) of the Code. However, Section 7874 of the Code is complex and Kestrel Group cannot be certain or provide any guarantees regarding its expected treatment.
On the basis that Kestrel Group is treated as a tax resident in the U.S., Kestrel Group is not expected to be treated as a Bermuda tax resident pursuant to Bermuda’s tax legislation. Regardless of whether Kestrel Group expects to be treated as a domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the Code, it could be liable for both U.S. and Bermuda taxes. Kestrel Group does not expect any tax owed to Bermuda to be material, but Bermuda’s tax laws may change and Kestrel Group cannot provide any assurances that its Bermuda tax obligations will not become material in the future.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details common share repurchases made during the three months ended June 30, 2025:

For the Three Months Ended June 30, 2025	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
($ in thousands)
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	—	$—	—	—

Subsequent to the three months ended June 30, 2025 and through the period ended August 15, 2025, the Company did not repurchase any common shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Executive Ownership and Sales
From time to time, some of the Company’s directors and executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell common shares of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company’s directors and executives have previously entered into, and may in the future enter into, trading plans designed to comply with the Company’s Insider Trading and Outside Investments Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1
Combination Agreement, dated as of December 29, 2024, by and among Maiden, Kestrel, Bermuda NewCo, Merger Sub I, Merger Sub II, US NewCo and the Kestrel equityholders, incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

2.2
Letter Agreement, amending the Combination Agreement, dated February 17, 2025, by and among Maiden, Kestrel, Bermuda NewCo, Merger Sub I, Merger Sub II, US NewCo and the Kestrel equityholders, incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

2.3
Letter Agreement No. 2, amending the Combination Agreement, dated March 24, 2025, by and among Maiden, Kestrel, Bermuda NewCo, Merger Sub I, Merger Sub II, US NewCo and the Kestrel equityholders, incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4/A (File No. 333-285664), filed March 24, 2025.

3.1	Memorandum of Association of Kestrel Group Ltd, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4/A (File No. 333-285664), filed March 24, 2025.
3.2	Bye-Laws of Kestrel Group Ltd, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.
4.1
Second Supplemental Indenture, dated as of May 27, 2025, by and among Maiden Holdings, Ltd., Kestrel Group Ltd, as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on May 30, 2025.

4.2
Fourth Supplemental Indenture, dated as of May 27, 2025, by and among Maiden Holdings North America, Ltd., Kestrel Group Ltd, as guarantor, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on May 30, 2025.

4.3
Registration and Investor Rights Agreement, dated as of May 27, 2025, by and between Kestrel Group Ltd and Kestrel Intermediate Ledbetter Holdings LLC, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on May 30, 2025.

4.4
Registration and Investor Rights Agreement, dated as of May 27, 2025, by and between Kestrel Group Ltd and AmTrust Financial Services, Inc., incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on May 30, 2025.

10.1
Amended and Restated Option Agreement, dated as of May 27, 2025, by and between Kestrel Group LLC and AmTrust Financial Services, Inc., incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.2
Amended and Restated Employment Agreement, dated August 8, 2025, by and between Kestrel Group Ltd and Terry Ledbetter, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on August 14, 2025.

10.3
Amended and Restated Employment Agreement, dated August 8, 2025, by and between Kestrel Group Ltd and Bradford Luke Ledbetter, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on August 14, 2025.

10.4
Form of Employment Agreement, by and between Maiden and Patrick J. Haveron, dated as of November 1, 2011, incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.5	Maiden 2019 Omnibus Incentive Plan as of December 10, 2019, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.6	Kestrel Group Ltd 2025 Equity Incentive Plan, incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4/A (File No. 333-285664), filed March 24, 2025.
10.7
Master Agreement, by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.8
Amendment No. 1 to the Master Agreement, by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.9
Amendment No. 2 to the Master Agreement, by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.10
Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd., dated as of June 1, 2008, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.11
Asset Management Agreement, by and between AII Insurance Management Limited and Maiden Reinsurance Ltd., dated as of January 1, 2018, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.12
Novation Agreement, between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Reinsurance Ltd., dated as of September 9, 2020, incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.13
Asset Management Agreement, by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB, dated as of January 1, 2018, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.14
Novation Agreement, between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB, dated as of November 13, 2020, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.15
Asset Management Agreement, by and between AII Insurance Management Limited and Maiden General Forsakrings, AB, dated as of January 1, 2018, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.16
Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB, dated as of November 13, 2020, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.17
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd., dated as of July 26, 2011, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.18
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd., dated as of March 7, 2013, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.19
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement, by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of September 30, 2015, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.20
Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd., dated as of August 8, 2018, incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.21
 Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd., dated as of November 6, 2018, incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.22
Quota Share Reinsurance Contract, by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited, dated as of April 1, 2011, incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.23
Endorsement No. 1 to the Quota Share Reinsurance Contract, by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited, dated as of July 26, 2011, incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.24
Endorsement No. 2 to the Quota Share Reinsurance Contract, by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited, dated as of August 7, 2012, incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.25
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.26
Endorsement No. 4 to the Quota Share Reinsurance Contract, by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited, dated as of July 1, 2016, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.27	Form of Indemnification Agreement between Kestrel Group Ltd and its officers and directors, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed on May 30, 2025.
10.28
Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd., dated January 1, 2019, incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.29
Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement, by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019, incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.30
Termination Endorsement to the Quota Share Reinsurance Contract, by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC, dated January 30, 2019, incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.31
Master Agreement, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited, dated as of March 1, 2019, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.32
Adverse Development Cover Agreement, by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.33
Commutation Agreement and Release, between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019, incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.34
Master Collateral Agreement, between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019, incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.35
Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019, incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.36
Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020, incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.37
Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020, incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.38
Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.39
Commutation Agreement and Release, by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.40
Renewal Rights and Asset Purchase Agreement, by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB and AmTrust Nordic AB, dated as of May 3, 2024, incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.41
Renewal Rights and Asset Purchase Agreement, by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB, AmTrust Europe Limited, and AmTrust International Underwriters DAC, dated as of June 20, 2024, incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.42
Amended and Restated Loan Agreement, by and between AmTrust Financial Services, Inc. and Maiden Reinsurance Ltd., dated as of January 1, 2025, incorporated by reference to Exhibit 10.48 to Maiden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-34042), filed with the SEC on March 10, 2025.

10.43
Loan Agreement, by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of December 31, 2024, incorporated by reference to Exhibit 10.49 to Maiden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-34042), filed with the SEC on March 10, 2025.

10.44
Post-Termination Endorsement No. 3. between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated December 31, 2024, incorporated by reference to Exhibit 10.50 to Maiden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-34042), filed with the SEC on March 10, 2025.

10.45
Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated February 19, 2025, incorporated by reference to Exhibit 10.51 to Maiden’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-34042), filed with the SEC on March 10, 2025.

10.46
Form of Lock-Up Agreement, incorporated by reference within Registration and Investor Rights Agreements filed as Exhibits 4.1 and 4.2 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

21.1	List of Subsidiaries of Kestrel Group Ltd (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1
The following materials from Kestrel Group Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 15, 2025		/s/ Bradford Luke Ledbetter
Bradford Luke Ledbetter Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
Patrick J. Haveron President and Chief Financial Officer (Principal Financial Officer)