Form 10-Q
period 2025-09-30
Kestrel Group Ltd
filed 2025-11-05
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
(Registrant's telephone number, includingr area code)

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
Yes ☐ No ☒
As of November 3, 2025, 7,741,943 common shares were outstanding. 9,979,477 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,534 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KESTREL GROUP LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2025 - $197,941)	$198,658	$—
Equity securities, at fair value (Cost: 2025 - $11,145)	11,350	—
Equity method investments	32,518	—
Other investments	171,791	—
Total investments	414,317	—
Cash and cash equivalents	12,890	4,286
Restricted cash and cash equivalents	27,634	—
Accrued investment income	5,076	—
Reinsurance balances receivable, net (includes $7,712 from related parties in 2025). Allowance for expected credit losses: 2025 - $229)	9,706	—
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2025 - $1,459)	492,790	—
Net loan receivable from related party	101,689	—
Intangible assets (includes $9,169 from related parties in 2025)	10,370	—
Funds withheld receivable (Allowance for expected credit losses: 2025 - $9)	11,941	—
Other assets	24,872	1,224
Assets held for sale	19,155	—
Total assets	$1,130,440	$5,510
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $589,815 from related parties in 2025)	$677,667	$—
Unearned premiums (includes $19,401 from related parties in 2025)	19,615	—
Liability for securities purchased	11,692	—
Accrued expenses and other liabilities (includes $68,508 and $0 from related parties in 2025 and 2024, respectively)	102,874	904
Senior notes - principal amount	262,361	—
Less: unamortized fair value adjustment	88,277	—
Senior notes, net	174,084	—
Liabilities held for sale	734	—
Total liabilities	986,666	904
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2025: 9,979,477 and 2024 - 2,749,996 shares issued; 2025: 7,741,943 and 2024 - 2,749,996 shares outstanding)	100	27
Additional paid-in capital	177,101	10,107
Accumulated other comprehensive loss	(916)	—
Retained Earnings (accumulated deficit)	18,952	(5,528)
Treasury shares, at cost (2025: 2,237,534 shares)	(51,463)	—
Total shareholders’ equity	143,774	4,606
Total liabilities and equity	$1,130,440	$5,510
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Gross premiums written	$3,760	$—	$4,856	$—
Net premiums written	$3,895	$—	$4,990	$—
Change in unearned premiums	2,941	—	4,268	—
Net premiums earned	6,836	—	9,258	—
Fee revenue	1,621	700	2,972	2,457
Net investment income	3,494	52	5,059	170
Net realized and unrealized investment gains	5,494	—	6,552	—
Total revenues	17,445	752	23,841	2,627
Expenses
Net loss and loss adjustment expenses	10,406	—	4,445	—
Commission and other acquisition expenses	1,718	—	2,112	—
General and administrative expenses	10,783	1,181	17,006	3,980
Interest and amortization expenses	4,128	—	5,647	—
Change in fair value of earn out liability	(2,679)	—	—	—
Gain on bargain purchase	—	—	(73,590)	—
Foreign exchange and other (gains) losses	(2,854)	—	2,155	—
Total expenses	21,502	1,181	(42,225)	3,980
Net (loss) income before income taxes	(4,057)	(429)	66,066	(1,353)
Less: income tax expense	7	—	102	—
Interest in loss of equity method investments	(24)	—	(24)	—
Net (loss) income from continuing operations	(4,088)	(429)	65,940	(1,353)
Loss from discontinued operations, net of income tax	(965)	—	(1,460)	—
Net (loss) income	$(5,053)	$(429)	$64,480	$(1,353)

Basic and diluted (loss) earnings from continuing operations per share attributable to Kestrel common shareholders	$(0.53)	$(0.16)	$12.99	$(0.49)
Basic and diluted loss from discontinued operations per share attributable to Kestrel common shareholders	(0.12)	—	(0.29)	—
Basic and diluted (loss) earnings per share attributable to Kestrel common shareholders	$(0.65)	$(0.16)	$12.70	$(0.49)
Weighted average number of common shares - basic and diluted	7,741,943	2,749,996	5,053,828	2,749,996

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(5,053)	$(429)	$64,480	$(1,353)
Other comprehensive income (loss)
Net unrealized holdings gains on AFS fixed maturities	239	—	717	—
Net unrealized gains on held for sale fixed maturities	(20)	—	(13)	—
Foreign currency translation adjustment	(1,694)	—	(1,620)	—
Other comprehensive loss, before tax	(1,475)	—	(916)	—
Income tax expense related to components of other comprehensive income	—	—	—	—
Other comprehensive loss, after tax	(1,475)	—	(916)	—
Comprehensive (loss) income	$(6,528)	$(429)	$63,564	$(1,353)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Common shares
Beginning balance	$100	$27	$27	$27
Shares issued on Combination Agreement	—	—	73	—
Ending balance	100	27	100	27
Additional paid-in capital
Beginning balance	176,885	10,047	10,107	10,047
Share-based compensation expense	216	—	455	—
Shares issued as consideration for Combination	—	—	166,539	—
Ending balance	177,101	10,047	177,101	10,047
Accumulated other comprehensive loss
Beginning balance	559	—	—	—
Change in net unrealized investment gains	219	—	704	—
Foreign currency translation adjustment	(1,694)	—	(1,620)	—
Ending balance	(916)	—	(916)	—
Retained earnings (accumulated deficit)
Beginning balance	24,005	(5,161)	(5,528)	(4,237)
Net (loss) income	(5,053)	(429)	64,480	(1,353)
Distribution to shareholders	—	—	(40,000)	—
Ending balance	18,952	(5,590)	18,952	(5,590)
Treasury shares
Beginning balance	(51,463)	—	—	—
Shares issued to Maiden Reinsurance	—	—	(51,463)	—
Ending balance	(51,463)	—	(51,463)	—
Total shareholders' equity	$143,774	$4,484	$143,774	$4,484
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2025	2024
Cash flows from operating activities
Net income (loss)	$64,480	$(1,353)
Less: net loss from discontinued operations	1,460	—
Adjustments to reconcile net income to net cash flows from operating activities:
Other non-cash expenses (credit losses, depreciation, amortization, share-based compensation, leases)	(18)	51
Interest in loss of equity method investments	24	—
Net realized and unrealized investment gains	(6,552)	—
Gain on bargain purchase	(73,590)	—
Foreign exchange and other losses	2,155	—
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	730	—
Reinsurance recoverable on unpaid losses	5,368	—
Accrued investment income	(945)	—
Funds withheld receivable	(1,231)	—
Other assets	(646)	1,835
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(47,246)	—
Unearned premiums	(4,307)	—
Accrued expenses and other liabilities	31,815	(1,585)
Net cash used in continuing operations	(28,503)	(1,052)
Net cash used in discontinued operations	(1,933)	—
Net cash used in operating activities	(30,436)	(1,052)
Cash flows from investing activities:
Purchases of fixed maturities	(139,666)	—
Purchases of other investments	(7,458)	—
Purchases of equity method investments	(604)	—
Proceeds from sales of fixed maturities	15,190	—
Proceeds from maturities, paydowns and calls of fixed maturities	149,346	—
Proceeds from sale and redemption of other investments	1,065	—
Cash acquired from purchase of business	79,807	—
Net loan receivable from related party	6,750	—
Others, net	(18)	—
Net cash provided by investing activities	104,412	—
Cash flows from financing activities:
Dividends paid – Kestrel equityholders	(40,000)	—
Net cash used in financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	496	—
Net increase (decrease) in cash, restricted cash and cash equivalents	34,472	(1,052)
Cash, restricted cash and cash equivalents, beginning of period	4,286	5,553
Cash, restricted cash and cash equivalents, end of period	38,758	4,501
Less: change in cash and cash equivalents held for sale	(1,766)	—
Cash, restricted cash and cash equivalents, end of period, excluding held-for-sale	$40,524	$4,501
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$12,890	$4,501
Restricted cash and cash equivalents, end of period	27,634	—
Total cash, restricted cash and cash equivalents, end of period	$40,524	$4,501
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
As of September 30, 2025, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 22.4% of the Company's total outstanding common shares, which is eliminated for accounting and financial reporting purposes in our condensed consolidated financial statements. On April 29, 2025, Maiden shareholders approved a proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders ("Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR"). On April 29, 2025, all proposals related to Maiden’s business combination with Kestrel were approved by Maiden’s shareholders.
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
Following completion of the Combination, the board of directors of Kestrel Group consists of seven directors, made up of four directors selected by Kestrel Intermediate Ledbetter Holdings LLC, two of whom are independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust Financial Services, Inc. (“AmTrust”), two of whom are independent under applicable securities laws and stock exchange rules. Please see Note 10. Related Party Transactions for information regarding the Company's relationship with AmTrust.
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
Accounting Treatment for the Combination
Maiden was the legal acquirer of Kestrel. However, as a result of the terms of the Combination, for accounting purposes, the transaction is treated as a reverse acquisition and accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations. This determination is primarily based on the following factors: 1) the former Kestrel LLC equityholders have the ability to nominate a majority of the members of the board of directors of the combined company and 2) subsequent to consummation of the transaction, when combined with common shares held by Maiden Reinsurance, of which Luke Ledbetter (acting in his capacity as President of Maiden Reinsurance) is authorized and has the discretion to vote on behalf of Maiden Reinsurance, the former Kestrel LLC equityholders have a majority of the voting rights of the combined company. As such, Maiden is treated as the acquired company for accounting purposes.
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
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. On November 29, 2024, Maiden entered into an agreement to sell Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have now entered into an amended sale agreement for the acquisition of only Maiden GF at the previously agreed valuation, The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approvals.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
The sale will continue to be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. In the wake of the decision of the SFSA, management continues to evaluate strategic alternatives for that business as well as Maiden LF, including a possible sale to a different third-party or a possible run-off and liquidation of the entity. Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements. Please refer to "Note 14. Assets Held for Sale" for additional information regarding the effect of the pending transactions on the Company's Condensed Consolidated Financial Statements.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income, and net income attributable to Kestrel common shareholders.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
The following contains a description of the Company's significant accounting policies for the nine months ended September 30, 2025:
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
For financial reporting purposes, the net assets of Kestrel Group are stated at historical carrying values and its condensed consolidated financial statements are presented as the predecessor to the combined company in the historical financial statements following consummation of the transaction on May 27, 2025. The assets and liabilities of Maiden are recorded at the fair values measured as of the acquisition date. The operating results of Maiden are only presented within the consolidated results of Kestrel from the date of acquisition going forward. Please refer to Note 15. Business Combination for additional details regarding the accounting treatment for the Combination Agreement.
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
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at September 30, 2025 and 2024.
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
ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including equity method investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. In connection with the Combination Agreement on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for certain equity method investments and direct lending investments, and these investments are reported at their fair values as of September 30, 2025. Please see Note 4 (b). Investments for further details.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at September 30, 2025 and December 31, 2024.
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
Earn Out Liability — The fair value of the earn out consideration contingent liability was determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. Any changes in the fair value of the earn out liability are charged to net income (loss) during the period. Please see details for the earn out liability in Note 11. Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Intangible Assets — The fair value of intangible assets includes two components acquired as a result of the Combination:
•Value of business acquired ("VOBA"): The value of business acquired replaced deferred acquisition costs in the fair value accounting required under ASC 805. The VOBA asset reflects the expected profit or loss embedded in the unearned premium carried at the closing date and will be amortized over the earning pattern of the unearned premium reserve. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. Please see details for the VOBA in Note 15. Business Combination in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q which is recorded as part of Intangible Assets on the Condensed Consolidated Balance Sheets.
•Fair value adjustment to historical loss reserves and LAE and reinsurance recoverable on unpaid losses: The adjustment to record the estimated fair value of the reserve for loss and loss adjustment expenses and reinsurance recoverable on unpaid losses that were acquired under the Combination. This amount reflects a decrease to adjust to the present value of loss and loss adjustment expenses and reinsurance recoverable based on estimated payout patterns, partially offset by an increase in net loss and loss adjustment expenses to the estimated market-based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net loss and loss adjustment expenses. The fair value of the net reserve for loss and loss adjustment expenses was determined using certain key assumptions, including the estimated cost of capital and investment yield. This is amortized based on the claims settlement and timing of reinsurance recovery payments. Please see details for the fair value discount on reserves and recoverables in Note 15. Business Combination in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
Retroactive Reinsurance - Retroactive reinsurance agreements are those in which a reinsurer agrees to reimburse the ceding company for liabilities incurred as a result of past insurable loss events. The Company does not record any income or expense on recognition of the reinsurance contract's assets and liabilities at inception, except for any gains realized as a result of bargain purchase acquisitions which are recorded as part of foreign exchange and other gains (losses) immediately in income during the period it arises. Any subsequent remeasurement of the value of liabilities is recorded to net loss and LAE in the Condensed Consolidated Statements of Income.
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
At the inception of a run-off retroactive reinsurance contract, if the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we do not record any gain or loss at the inception of these retroactive reinsurance contracts. The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from cedents at the inception of the contract, the premiums received are invested over an extended period of time, thereby generating investment income.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The Company expects to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets will be recorded in other assets (if and when applicable), and any deferred gain liabilities will be shown separately in the Consolidated Balance Sheets, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in income as a component of net loss and LAE. The amortization of deferred charge assets and deferred gain liabilities will be adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
Leases — The Company's leases are all classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company uses a weighted-average discount rate of 7.2%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the effective lease term in the Company's Consolidated Statements of Income.
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
A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the periods ended September 30, 2025 and 2024.
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
Treasury Shares — Treasury shares include common shares owned by Maiden Reinsurance which are eliminated for accounting and financial reporting purposes in the Company’s Consolidated Balance Sheet at September 30, 2025. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
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
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at exchange rates at the end of the reporting period. Revenues and expenses of these entities are translated at average exchange rates during the reporting period. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at September 30, 2025 was $(1,620).
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
The establishment and maintenance of an Authorized Program on behalf of our customer, as well as the resulting placement of effective insurance policies, are considered a single performance obligation. The customer obtains control over the services promised by the Company at the effective date of bound insurance coverage. The Company recognizes revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services.
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
At September 30, 2025, the amount of contract assets was $1,605 which is included in Other Assets on the Company's condensed consolidated balance sheets (December 31, 2024 - $968). Please see Note 3. Segment Information for further details.
Discontinued Operations
Under the accounting guidance contained in Accounting Standards Codification Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group, the acquiring entity, and are currently classified as held-for-sale on the acquisition date. Therefore, the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 exclude the non-insurance related operations of Maiden GF and Maiden LF because those businesses are not considered part of Kestrel’s continuing operations. Please refer to Note 14. Assets Held for Sale for further information on the discontinued operations related to Maiden GF and Maiden LF.
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
Kestrel’s chief operating decision maker ("CODM") is the Company's Chief Executive Officer, for both the Program Services segment and the Legacy Reinsurance segment. The significant segment expenses as reported in the computation of underwriting results in the tables below are used by the Company's CODM in assessing segment performance on a quarterly basis and supports their decision on how to allocate resources within the Company.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss from continuing operations for the three months ended September 30, 2025 and 2024, respectively:

For the Three Months Ended September 30, 2025	Legacy Reinsurance	Program Services	Total
Gross premiums written	$3,760	$—	$3,760
Net premiums written	$3,895	$—	$3,895
Net premiums earned	$6,836	$—	$6,836
Fee revenue	—	1,621	1,621
Net loss and LAE	(10,406)	—	(10,406)
Commission and other acquisition expenses	(1,718)	—	(1,718)
General and administrative expenses	(3,689)	(664)	(4,353)
Underwriting (loss) and fee income	$(8,977)	$957	$(8,020)
Reconciliation to net loss from continuing operations
Net investment income and net realized and unrealized investment gains			8,988
Interest and amortization expenses			(4,128)
Change in fair value of earn out liability			2,679
Foreign exchange and other gains, net			2,854
Other general and administrative expenses			(6,430)
Income tax expense			(7)
Interest in loss of equity method investments			(24)
Net loss from continuing operations			$(4,088)

For the Three Months Ended September 30, 2024	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$700	$700
General and administrative expenses	—	(590)	(590)
Fee income	$—	$110	$110
Reconciliation to net loss from continuing operations
Net investment income			52
Other general and administrative expenses			(591)
Net loss from continuing operations			$(429)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income (loss) from continuing operations for the nine months ended September 30, 2025 and 2024, respectively:

For the Nine Months Ended September 30, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$4,856	$—	$4,856
Net premiums written	$4,990	$—	$4,990
Net premiums earned	$9,258	$—	$9,258
Fee revenue	—	2,972	2,972
Net loss and LAE	(4,445)	—	(4,445)
Commission and other acquisition expenses	(2,112)	—	(2,112)
General and administrative expenses	(5,432)	(2,003)	(7,435)
Underwriting (loss) and fee income	$(2,731)	$969	$(1,762)
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			11,611
Interest and amortization expenses			(5,647)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(2,155)
Other general and administrative expenses			(9,571)
Income tax expense			(102)
Interest in loss from equity method investments			(24)
Net income from continuing operations			$65,940
(1) Legacy Reinsurance underwriting results only include the post-combination period of May 28, 2025 to September 30, 2025.

For the Nine Months Ended September 30, 2024	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$2,457	$2,457
General and administrative expenses	—	(1,990)	(1,990)
Fee income	$—	$467	$467
Reconciliation to net loss
Net investment income			170
Other general and administrative expenses			(1,990)
Net loss from continuing operations			$(1,353)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at September 30, 2025 and December 31, 2024:

September 30, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$9,706	$—	$9,706
Reinsurance recoverable on unpaid losses	492,790	—	492,790
Deferred commission and other acquisition expenses	—	—	—
Loan to related party	101,689	—	101,689
Intangible assets	10,370	—	10,370
Restricted cash and cash equivalents and investments	211,533	2,182	213,715
Funds withheld receivable	11,941	—	11,941
Other assets(1)	104	1,605	1,709
Total assets - reportable segments	838,133	3,787	841,920
Corporate assets	—	—	269,365
Assets held for sale	—	—	19,155
Total Assets	$838,133	$3,787	$1,130,440

December 31, 2024	Legacy Reinsurance	Program Services	Total
Restricted cash and cash equivalents and investments	$—	$4,286	$4,286
Other assets(1)	—	968	968
Total assets - reportable segments	—	5,254	5,254
Corporate assets	—	—	256
Total Assets	$—	$5,254	$5,510
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
The financial information relating to net premiums written by major line of business within the Legacy Reinsurance segment for the three and nine months ended September 30, 2025 are detailed below:

For the Three Months Ended September 30,	2025
Net premiums written	Total
Diversified Legacy Reinsurance	$3,587
AmTrust Legacy Reinsurance	308
Legacy Reinsurance Segment	$3,895

For the Nine Months Ended September 30,	2025
Net premiums written	Total
Diversified Legacy Reinsurance	$4,967
AmTrust Legacy Reinsurance	23
Legacy Reinsurance Segment(1)	$4,990
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to September 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The financial information for net premiums earned by major line of business within the Legacy Reinsurance segment for the three and nine months ended September 30, 2025 are detailed below:

For the Three Months Ended September 30,	2025
Net premiums earned	Total
Diversified Legacy Reinsurance	$3,876
AmTrust Legacy Reinsurance	2,960
Legacy Reinsurance Segment	$6,836

For the Nine Months Ended September 30,	2025
Net premiums earned	Total
Diversified Legacy Reinsurance	$5,266
AmTrust Legacy Reinsurance	3,992
Legacy Reinsurance Segment(1)	$9,258
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to September 30, 2025.

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at September 30, 2025 are as follows:

September 30, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$38,729	$1	$—	$38,730
U.S. agency bonds – mortgage-backed	21,430	692	—	22,122
Non-U.S. government bonds	52,680	—	(57)	52,623
Collateralized loan obligations	68,366	80	(7)	68,439
Corporate bonds	16,736	8	—	16,744
Total fixed maturity investments	$197,941	$781	$(64)	$198,658

December 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $727 at September 30, 2025. The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the three and nine months ended September 30, 2025.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2025	Amortized cost	Fair value
Due in one year or less	$78,307	$78,282
Due after one year through five years	29,333	29,306
Due after five years through ten years	505	509
	108,145	108,097
U.S. agency bonds – mortgage-backed	21,430	22,122
Collateralized loan obligations	68,366	68,439
Total fixed maturity investments	$197,941	$198,658
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Non-U.S. government bonds	$52,623	$(57)	$—	$—	$52,623	$(57)
Collateralized loan obligations	9,374	(7)	—	—	9,374	(7)
Total temporarily impaired fixed maturities	$61,997	$(64)	$—	$—	$61,997	$(64)
At September 30, 2025, there were 12 securities in an unrealized loss position for less than 12 months with a fair value of $61,997 and unrealized losses of $64.
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
Based on the Company's analysis at September 30, 2025, net unrealized gains on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At September 30, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three and nine months ended September 30, 2025. The following tables summarize the credit ratings of our fixed maturities as at September 30, 2025:

September 30, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$38,729	$38,730	19.5%
U.S. agency bonds – mortgage-backed	21,430	22,122	11.1%
AAA	79,908	79,965	40.3%
AA+, AA, AA-	28,437	28,422	14.3%
A+, A, A-	23,073	23,050	11.6%
BBB+, BBB, BBB-	6,364	6,369	3.2%
Total fixed maturities (1)	$197,941	$198,658	100.0%

December 31, 2024	Amortized cost	Fair value
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
The collateralized investments in direct lending entities of $53,616 at September 30, 2025 are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of September 30, 2025. Please see Note 5(d). Fair Value Measurements for additional information regarding this investment.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Other investments
The table shows the composition of the Company's other investments at fair value as of September 30, 2025:

	September 30, 2025
	Fair value	% of Total
Private equity funds	$30,982	18.0%
Privately held equity investments	11,048	6.4%
Private credit investments	1,534	0.9%
Equity method investments with fair value option elected	74,611	43.5%
Investments in direct lending entities	53,616	31.2%
Total other investments at fair value	$171,791	100.0%
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
The following table provides the cost and fair values of the equity securities held at September 30, 2025:

	September 30, 2025
	Cost	Fair Value
Privately held common stocks	$5,135	$5,340
Privately held preferred stocks	6,010	6,010
Total equity securities	$11,145	$11,350
All privately held securities held at September 30, 2025 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$5,340	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	6,010	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$11,350

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Equity Method Investments
The equity method investments currently include real estate investments accounted for under the equity method and other investments measured at fair value. The table below shows the total value of the Company's equity method investments as of September 30, 2025 including those classified as other investments under the fair value option:

September 30,	2025
	Carrying Value	% of Total
Real estate investments at equity method	$32,518	30.4%
Total equity method investments accounted for under the Equity Method	32,518	30.4%
Real estate investments at fair value option elected	46,000	42.9%
Other equity method investments at fair value option elected	28,611	26.7%
Total equity method investments with fair value option (included in Other Investments)	74,611	69.6%
Total equity method investments	$107,129	100.0%
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
ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including equity method investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. As a result of the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values as of September 30, 2025.
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of September 30, 2025, the summarized financial data of each equity method investment for the nine months ended September 30, 2025 and the Company's realized and unrealized gains (losses) on these investments for the nine months ended September 30, 2025:

	September 30, 2025		For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Realized and unrealized gains (losses)(2)(3)
Silverstone Venture 1	$3,113	90.0%	$3,461	$1,246	$(226)
Silverstone Venture 2	4,504	86.8%	69	78	196
Silverstone Venture 3	20,994	70.2%	—	—	2,193
Extell Hudson Waterfront Holdings	46,000	25.0%	1,154	467	—
Seiden LP & Seiden MGMT LP(3)	32,518	99.9%	328	(114)	(24)
Total equity method investments	$107,129				$2,139
1.The Company included summarized financial data of its equity method investees as reported at June 30, 2025 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-Q for the three and nine months ended September 30, 2025.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value. Investment results for equity method investments only include the post-combination period of May 28, 2025 to September 30, 2025
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at September 30, 2025. The interest in loss of equity method investments has been recorded on its own line item on the income statement and not within realized and unrealized gains (losses).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities	$1,570	$—	$2,184	$—
Income on funds withheld	17	—	37	—
Interest income from net loan receivable from AmTrust	1,604	—	2,263	—
Other investments	231	—	315	—
Cash and cash equivalents	139	52	329	170
	3,561	52	5,128	170
Investment expenses	(67)	—	(69)	—
Net investment income	$3,494	$52	$5,059	$170

d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025:

For the Three Months Ended September 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$624	$—	$624
Equity securities	159	—	159
Other investments	5,376	(665)	4,711
Net realized and unrealized investment gains (losses)	$6,159	$(665)	$5,494

For the Nine Months Ended September 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$1,499	$(111)	$1,388
Equity securities	205	—	205
Other investments	5,888	(929)	4,959
Net realized and unrealized investment gains (losses)	$7,592	$(1,040)	$6,552
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized gains recognized for equity securities still held at the reporting date for the three and nine months ended September 30, 2025, respectively, included:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Net gains recognized for equity securities	$159	$205
Net gains recognized for equity securities divested	—	—
Net unrealized gains recognized for equity securities still held at the reporting date	$159	$205
Proceeds from sales of AFS fixed maturity investments were $7,878 and $15,190 for the three and nine months ended September 30, 2025, respectively.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Net unrealized gains included in accumulated other comprehensive income ("AOCI") were as follows at September 30, 2025:

September 30, 2025
Net unrealized gains on fixed maturity investments	$717
Net unrealized losses on held for sale AFS investments	(13)
Total net unrealized losses	704
Deferred income tax	—
Net unrealized gains, net of deferred income tax	$704
Change, net of deferred income tax	$704

e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at September 30, 2025 are:

September 30, 2025
Restricted cash – third party agreements	$24,097
Restricted cash – related party agreements	3,537
Total restricted cash	27,634
Restricted investments – in trust for third party agreements at fair value (amortized cost 2025: $49,330)	49,690
Restricted investments – in trust for related party agreements at fair value (amortized cost 2025: $142,281)	142,448
Restricted investments – liability for investments purchased for related party agreements	(8,167)
Total restricted investments	183,971
Total restricted cash and investments	$211,605

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2025.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions. At September 30, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$38,730	$—	$—	$—	$38,730
U.S. agency bonds – mortgage-backed	—	22,122	—	—	22,122
Non-U.S. government bonds	—	52,623	—	—	52,623
Collateralized loan obligations	—	68,439	—	—	68,439
Corporate bonds	—	16,744	—	—	16,744
Equity securities	—	—	11,350	—	11,350
Other investments	—	—	132,958	38,833	171,791
Total investments	$38,730	$159,928	$144,308	$38,833	$381,799
As a percentage of total assets	3.4%	14.1%	12.8%	3.4%	33.7%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
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
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at September 30, 2025. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy. At September 30, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three and nine months ended September 30, 2025, respectively.
(c) Level 3 Financial Instruments
At September 30, 2025, the Company holds Level 3 financial instruments which currently consist of alternative investments of $144,308 and an underwriting-related derivative liability of $3,984 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
The Level 3 investments include collateralized investments in direct lending entities of $53,616 at September 30, 2025 which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid and require long-term capital commitments, and so significant judgment was used in its valuation. Therefore, these investments are classified as Level 3 in the fair value hierarchy.
The fair values for equity securities of $11,350 are estimated using quarterly unaudited capital and financial statements provided by the investee or recent private market transactions, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The Company has elected the fair value option for certain of its equity method investments at the acquisition date. The fair values for these investments are presented in other investments and are estimated using quarterly unaudited capital and financial statements provided by the investee or recent private market transactions, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.

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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity investments - common shares	$5,340	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity investments - preferred shares	10,741	Quarterly financial statements	Privately calculated enterprise valuations
Other investments - Investments in direct lending entities	53,616	Quarterly financial statements	Privately calculated enterprise valuations
Equity method investments measured at fair value option	74,611	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$144,308

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2025, respectively. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Balance - beginning of period	$138,919	$—
Acquired Level 3 investments	—	137,188
Purchases	2,458	4,181
Sales	(574)	(737)
Net realized and unrealized gains during the period	3,505	3,676
Total Level 3 investments - end of period	$144,308	$144,308
(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At September 30, 2025, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At September 30, 2025, the carrying value of the net loan receivable from related party approximates fair value. The fair value of the net loan receivable is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
The following table presents the respective principal amount and fair values for the Senior Notes as at September 30, 2025:

	September 30, 2025
	Principal Amount	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$66,440
Senior Notes - MHNC – 7.75%	152,361	106,836
Total Senior Notes	$262,361	$173,276

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
The Company’s authorized share capital after the Combination consists of 42,500,000 common shares. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the three and nine months ended September 30, 2025, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At September 30, 2025, the aggregate authorized share capital of the Company is 42,500,000 shares of which 9,979,477 common shares were issued. This includes 7,741,943 common shares outstanding, and 2,237,534 treasury shares as discussed further below. The remaining 32,520,523 shares are undesignated at September 30, 2025. At September 30, 2025, there are 136,197 common shares that will be issued and outstanding upon vesting of restricted shares.
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
c)Treasury Shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at September 30, 2025.
d)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$485	$74	$559
Other comprehensive income (loss) before reclassifications	219	(1,694)	(1,475)
Amounts reclassified from AOCI to net income, net of tax	—	—	—
Net current period other comprehensive income (loss)	219	(1,694)	(1,475)
Ending balance	$704	$(1,620)	$(916)

For the Nine Months Ended September 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$—	$—	$—
Other comprehensive income before reclassifications	704	(1,620)	(916)
Amounts reclassified from AOCI to net income, net of tax	—	—	—
Net current period other comprehensive income (loss)	704	(1,620)	(916)
Ending balance	$704	$(1,620)	$(916)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2025, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The following tables detail the issuances of Senior Notes outstanding at September 30, 2025:

September 30, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,758	44,519	88,277
Carrying value	$66,242	$107,842	$174,084

Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.77%	11.63%
Total interest and amortization expense incurred on the Senior Notes for the three and nine months ended September 30, 2025 was $5,077 and $6,976, respectively, of which $1,342 was accrued as interest payable at September 30, 2025. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $301 and $415 for the three and nine months ended September 30, 2025.
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2025 was as follows:

For the Nine Months Ended September 30,	2025
Premiums written
Direct	$4,950
Assumed	(94)
Ceded	134
Net	$4,990
Premiums earned
Direct	$5,283
Assumed	3,880
Ceded	95
Net	$9,258
Loss and LAE
Gross loss and LAE	$1,867
Loss and LAE ceded	2,578
Net	$4,445
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2025 was $492,790 presented in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $1,459.
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$1,655	$—
Expected credit losses on recoverables where credit losses were not previously recognized	—	1,655
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(196)	(196)
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,459	$1,459
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $33,220 at September 30, 2025. The recoverable due from Cavello is net of an allowance for expected credit losses of $598 as at September 30, 2025.
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of September 30, 2025, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $458,004 which was net of an allowance for expected credit losses of $695 as at September 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of September 30, 2025, the amount of collateral required was $390,388. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at September 30, 2025.
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

September 30, 2025
Reserve for reported loss and LAE	$333,514
Reserve for losses incurred but not reported ("IBNR")	344,153
Reserve for loss and LAE	$677,667
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2025
Gross loss and LAE reserves, January 1	$—
Less: reinsurance recoverable on unpaid losses, January 1	—
Net loss and LAE reserves, January 1	—
Net incurred losses related to:
Current year	5,613
Prior years	(1,168)
4,445
Net paid losses related to:
Current year	(2,894)
Prior years	(44,241)
(47,135)
Net Maiden Legacy run-off business acquired	221,109
Effect of foreign exchange rate movements	6,458
Net loss and LAE reserves, September 30	184,877
Reinsurance recoverable on unpaid losses, September 30	492,790
Gross loss and LAE reserves, September 30	$677,667
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following table summarizes total PPD for our Legacy Reinsurance segment for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Prior Year Loss Development (favorable) adverse
Diversified Reinsurance legacy business	$(291)	$(166)
AmTrust Reinsurance legacy business	6,911	(1,002)
Total PPD for Legacy Reinsurance Segment	$6,620	$(1,168)
Legacy Reinsurance Segment: Diversified Business
In the Diversified Reinsurance legacy operations, the favorable PPD was $291 and $166 for the three and nine months ended September 30, 2025, respectively, which was primarily driven by favorable development in run-off business.
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$(1,400)	$(5,600)
LPT/ADC Agreement	3,601	(117)
European Hospital Liability Quota Share	4,710	4,715
Total AmTrust Reinsurance PPD	$6,911	$(1,002)
The PPD for AmTrust Reinsurance was primarily driven by adverse development in the European Hospital Liability Quota Share for the three and nine months ended September 30, 2025, respectively. Total PPD was largely due to additional development recognized on European Hospital Liability business due to adjustments for certain death claims and a reduction in recoveries anticipated under the LPT/ADC Agreement which were offset by favorable development on worker's compensation and other lines of business in the AmTrust Quota Share.

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
In connection with the Combination, the Kestrel equityholders at the closing date received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 18.2% of the Company's issued Common Shares at September 30, 2025, and 776,470 Common Shares issued to AmTrust, constituting 7.7% of the Company's issued Common Shares at September 30, 2025.
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
As discussed above, AmTrust holds approximately 7.7% of the issued and outstanding Kestrel Group common shares and has the right to nominate (a) one non-independent director to the Kestrel Group Ltd board of directors for so long as AmTrust and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as AmTrust and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination. Kestrel Group writes its business on a fronting basis initially through the AmTrust Insurance Companies, and will cede up to 100% of underwriting risk in exchange for a ceding fee based on gross premiums written. In addition, AmTrust provides additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, Kestrel Group relies on its strategic partnership with AmTrust as a related party.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel with the option for the Company to purchase certain insurance carriers owned by AmTrust North America Inc. The Company also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. The Company incurred costs related to this agreement of $93 and $337 during the three and nine months ended September 30, 2025, respectively, compared to $91 and $707 for the same respective periods in 2024. These amounts are presented in general and administrative fees in the condensed consolidated statement of operations and include professional services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.
The Company also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination Agreement, Kestrel will have the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the three and nine months ended September 30, 2025 and 2024 were based on the net premiums associated with this agreement.

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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2025, respectively:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Gross and net premiums written	$308	$23
Net premiums earned	2,960	3,992
Net loss and LAE	(5,303)	(2,222)
Commission and other acquisition expenses	(362)	(378)
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Pursuant to the terms of Post Termination Endorsement No. 1 to the European Hospital Liability Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AEL and AIU DAC by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to the greater of 120% of the Exposure (as defined therein) and the amount of security required to offset the increase in the Solvency Capital Requirement (“SCR”) that results from the hanges in the SCR which arise out of Maiden Reinsurance's re-domestication as compared to the SCR calculation if Maiden Reinsurance had remained domesticated in a Solvency II equivalent jurisdiction with a solvency ratio above 100% and provided collateral equivalent to 100% of the Exposure.
Pursuant to the terms of Post Termination Endorsement No. 2 to the European Hospital Liability Quota Share, AmTrust has also agreed to reduce the collateral funding percentage on the European Hospital Liability Quota Share from 120% to 105%, on the effective date of this endorsement, which was approved by the Vermont DFR on February 19, 2025.
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Consolidated Balance Sheets at September 30, 2025. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
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
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $101,689 at September 30, 2025. There was no allowance for expected credit losses recognized on the loan at September 30, 2025. Net interest income on the net loan receivable was $1,604 and $2,263 for the three and nine months ended September 30, 2025, respectively, with an effective yield of 6.1% and 6.2%, respectively.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2025 was $137,806 and the accrued interest was $663.
Asset Management Agreement
Effective July 1, 2007, Maiden entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $46 and $48 of investment management fees for the three and nine months ended September 30, 2025, respectively, under this agreement.

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
Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, are in the process of being cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. As at September 30, 2025, Maiden LF and Maiden GF had substantially completed all the main contractual obligations as per the AmTrust Renewal Rights Agreements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
The following describes the Company's current commitments, contingencies and concentrations as of September 30, 2025:
a)Concentrations of Credit Risk
At September 30, 2025, the Company’s assets where significant concentrations of credit risk may exist include total investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the three and nine months ended September 30, 2025 and 2024, this revenue stream is highly concentrated due to capacity distribution agreements with an individual customer.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2025.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2025 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company's total unfunded commitments on other investments and equity method investments was $33,448 at September 30, 2025. The table below shows the total unfunded commitments by type of investment as at September 30, 2025:

	September 30, 2025
	Fair Value	% of Total
Total unfunded commitments on other investments	$19,301	57.7%

Total unfunded commitments on equity method investments	14,147	42.3%

Total unfunded commitments on alternative investments	$33,448	100.0%
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
As discussed above, at September 30, 2025, guarantees of $69,990 were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
Other Contingent Commitments
As a result of the Combination Agreement, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45.0 million divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2.75 million common shares of Kestrel Group. On September 30, 2025, the fair value of this contingent consideration was $0 . The fair value of the earn out liability decreased by $2,679 and $0 for the three and nine months ended September 30, 2025, respectively, which was recorded in the condensed consolidated statements of net income during the reporting period.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
At September 30, 2025, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the investment agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $14,347 which has been classified as receivable and reported in Other Assets on the condensed consolidated balance sheets at September 30, 2025. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in net income.
c)Operating Lease Commitments
The Company leases office spaces and equipment under various operating leases expiring in various years through 2034. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose operating lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration.
Kestrel’s principal executive offices are presently located at 8333 Douglas Avenue, Suite 1360 in Dallas, Texas. The Dallas office is leased through Ledbetter Interests, Ltd., an entity affiliated with Terry Ledbetter, who is the Company's Executive Chairman, pursuant to a Lease Agreement dated October 23, 2019. Kestrel Service Corporation, Kestrel’s wholly owned subsidiary, reimburses Terry Ledbetter via an expense reimbursement provision under his employment agreement for the use of this leased office space. This Lease Agreement expires January 31, 2026 and will not be renewed. This lease does not meet the minimum threshold for lease liability recognition and therefore its rent payments are expensed as incurred.
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
Maiden also leases office space in a building in New York City that commenced in April 2024, which created a significant right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises most of the lease liabilty and right-of-use asset recognized on the condensed consolidated balance sheet at September 30, 2025.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 7.2%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At September 30, 2025, the Company's future lease obligations of $2,108 (December 31, 2024 - $244) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with the right-of-use asset presented as part of other assets. At September 30, 2025, the Company's right-of-use lease asset was $2,085 (December 31, 2024 - $223).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 8.4 years at September 30, 2025.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total office lease expense was $156 and $298 for three and nine months ended September 30, 2025 (2024: $48 and $142) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At September 30, 2025, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

September 30, 2025
2025	$91
2026	363
2027	366
2028	277
2029	282
Thereafter	1,475
Discount for present value	(746)
Total discounted operating lease liabilities	$2,108

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
On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit.
On August 20, 2025, the United States Court of Appeals for the Third Circuit vacated the U.S. District Court for the District of New Jersey’s order granting summary judgment to Maiden and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshalek. The Third Circuit disagreed with the District Court’s holding that the current case record required judgment for Maiden, as a matter of law, on the issue of whether Maiden’s loss reserves were misleading. The Court explained further that it was not issuing a ruling on the element of scienter. The Third Circuit therefore vacated the opinion of the District Court and remanded the case to the District Court with instructions to permit plaintiffs to pursue discovery with respect to their claims for securities fraud under Section 10(b) of the Securities Exchange Act. The Third Circuit denied defendants’ petition for rehearing on September 16, 2025, but defendants may still seek to appeal the decision. Maiden believes it has procedural and substantive defenses to the asserted claims, and it intends to oppose and defend against these claims.
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden Holdings North America, Ltd. and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint in its entirety. On August 6, 2025, plaintiffs filed a notice of appeal, triggering a six month deadline to perfect their appeal in the First Judicial Department of the New York Appellate Division. To the extent that plaintiffs do perfect and pursue their appeal of this decision, Maiden will oppose any such action.
In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. On October 6, 2025, a motion to dismiss was filed on behalf of Maiden. Plaintiffs’ opposition is due November 17, 2025, and Maiden will file its reply on December 16, 2025. We cannot predict when the Court will issue a decision on the motion. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income from continuing operations	$(4,088)	$(429)	$65,940	$(1,353)
Amount allocated to participating common shareholders(1)	—	—	(315)	—
Net (loss) income available to Kestrel common shareholders before discontinued operations	(4,088)	(429)	65,625	(1,353)
Loss from discontinued operations, net of income tax	(965)	—	(1,460)	—
Amount of loss from discontinued operations allocated to participating common shareholders(1)	—	—	6	—
Net (loss) income attributable to Kestrel common shareholders	$(5,053)	$(429)	$64,171	$(1,353)

Denominator:
Weighted average number of common shares – basic and diluted(1)	7,741,943	2,749,996	5,053,828	2,749,996

Basic and diluted (loss) earnings from continuing operations per share attributable to Kestrel shareholders	$(0.53)	$(0.16)	$12.99	$(0.49)
Basic and diluted loss from discontinued operations per share attributable to Kestrel shareholders	(0.12)	—	(0.29)	—
Basic and diluted (loss) earnings per share attributable to Kestrel shareholders:	$(0.65)	$(0.16)	$12.70	$(0.49)
(1) There were no potentially dilutive securities for the three and nine months ended September 30, 2025 and 2024.

13. Income Taxes
The Company recognized income tax expense of $7 and $102 for the three and nine months ended September 30, 2025 compared to $0 for the same respective periods in 2024 . The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S.
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
At September 30, 2025, the Company has available net operating loss carry-forwards of $446,633 (December 31, 2024: $358) for income tax purposes. Approximately $365,302 (December 31, 2024: $0) of net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of September 30, 2025, approximately $81,331 or 18.2% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2024 - $358 or 100.0%).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Assets Held for Sale
Sale of Swedish Subsidiaries and Related IIS Operations
As discussed in "Note 1. Basis of Presentation", on November 29, 2024, Maiden entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the SFSA declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have now entered into an amended sale agreement for the acquisition of only Maiden GF at the previously agreed valuation, The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approval.
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
Pursuant to the terms of the Proposed Swedish Subsidiaries Sale agreement, it is presently intended that any remaining historic business upon closing will be fully retroceded to Maiden Reinsurance thus there will be continuing involvement regarding the historical insurance operations. Pursuant to the terms of the Proposed Swedish Subsidiaries Sale, this transaction met the relevant held for sale criteria at September 30, 2025 and accordingly, any non-insurance related assets and liabilities related to the sale consideration are classified as held-for-sale in the Condensed Consolidated Balance Sheets as at September 30, 2025. The held-for-sale assets and liabilities and discontinued operations in the tables further below do not include any insurance related balances.
Under the accounting guidance in ASC Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group who represents the acquiring entity and therefore would be classified as held-for-sale on the acquisition date. As the condensed consolidated statement of operations of Maiden included operations of Maiden GF and Maiden LF for the periods presented, adjustments to exclude the discontinued non-insurance activities of Maiden GF and Maiden LF were made for the three and nine months ended September 30, 2025. All insurance related balances are excluded from the held-for-sale assets and liabilities which amounted to net insurance liabilities of $4,692 as at September 30, 2025.
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of September 30, 2025. The assets and liabilities classified as held for sale on the Company's Condensed Consolidated Balance Sheets as at September 30, 2025 include the following:

September 30, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value	$6,479
Cash and cash equivalents	11,942
Accrued investment income	50
Other assets	684
Total assets held for sale	$19,155
LIABILITIES
Accrued expenses and other liabilities	$734
Total liabilities held for sale	$734

The following table summarizes the major classes of items constituting the results from discontinued operations for the three and nine months ended September 30, 2025 presented in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Net investment income	$93	$104
General and administrative expenses	(1,006)	(1,419)
Foreign exchange and other losses	(52)	(145)
Net loss from discontinued operations	$(965)	$(1,460)

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
Purchase Price
The final purchase price was based on the fair value of the issued and outstanding common shares at the closing of the Combination on May 27, 2025. The following table summarizes the final purchase price as of May 27, 2025:

Kestrel Group Ltd shares issued at Closing	7,221,621
Kestrel Group Ltd share price	$23.00
Gross equity portion of consideration transferred at Closing	$166,097

Kestrel Group Ltd shares retained as treasury shares by Maiden Reinsurance at Closing	(2,237,534)
Kestrel Group Ltd share price	$23.00
Equity portion of consideration transferred to Maiden Reinsurance	$(51,463)

Net equity portion of consideration transferred at Closing	$114,634
Cash consideration paid to shareholders at Closing for fractional shares	1
Portion of the Maiden awards attributable to pre-combination service	514
Intercompany settlement	388
Total consideration effectively transferred	$115,537

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

At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $189,127 which exceeded the consideration effectively transferred of $115,537, resulting in a bargain purchase gain of $73,590 as shown in the table above. This gain was recognized immediately in the condensed consolidated statement of income of Kestrel for the nine months ended September 30, 2025.
As discussed in Note 11. Commitments, Contingencies and Guarantees, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group Ltd common shares equal to $45.0 million divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2.75 million common shares of Kestrel Group. On September 30, 2025, the fair value of this contingent consideration was reduced to $0 as the business subject to the earnout computatiom continues to be re-evaluated. The fair value of the earn out liability decreased by $2,679 and $0 for the three and nine months ended September 30, 2025, respectively, and recognized in the condensed consolidated statement of income on its own line item.
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets. At the closing date of May 27, 2025, the intangible assets acquired also consist of VOBA, as defined in Note 2. Significant Accounting Policies. The following table presents the components of intangible assets acquired at May 27, 2025 and September 30, 2025:

	May 27, 2025	September 30, 2025
Value of Business Acquired	$2,207	$1,832
Fair value discount on acquired net reserves for losses and LAE	9,657	8,538
Total Intangible Assets at acquisition	$11,864	$10,370

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
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 that was filed with the U.S. Securities and Exchange Commission ("SEC") on August 15, 2025, however, those factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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
As of September 30, 2025, Maiden Reinsurance owns 22.4% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's condensed consolidated financial statements. On April 29, 2025, former Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
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

Business Strategy
Our strategic focus centers on growing the fee income component of our program services business, which will increase our earnings before interest, taxes, depreciation and amortization ("EBITDA") while effectively managing the continuing run-off of the legacy Maiden alternative asset and reinsurance portfolios. Our focus on growing our fee business may include but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of this business. We continue to actively pursue with our existing partners reinsurance mechanisms that would selectively deploy the Company’s underwriting capacity and facilitate and accelerate the growth of our Program Services segment.
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
As a result of the Combination, as of September 30, 2025, we invested $215.7 million into alternative investments which include equity securities, equity method investments and other investments in a wide variety of asset classes. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Method Investments and Equity Investments" for further information on these alternative asset classes and a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly the ongoing volatility in interest rates and the associated economic uncertainty as a result of those and other fiscal and monetary policy changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
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
Accordingly, we expect our alternative investment portfolio to be reduced in future periods as we believe it is critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued. We have not made, and do not expect to make any such additional commitments to alternative investments at this time.
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
NOL Carryforwards
We believe the Combination and our ability to increease EBITDA will create opportunities to utilize Maiden's NOL carryforwards of $446.6 million at September 30, 2025. Approximately $365.3 million of NOL carryforwards expire in various years beginning in 2029. As of September 30, 2025, $81.3 million or 18.2% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $126.5 million or $16.34 per common share at September 30, 2025.
Maiden's net U.S. DTA of $126.5 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. Additionally, Kestrel's DTA of $7.5 million, which relates to tax basis intangibles, is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA balances as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see "Note 13 — Income Taxes" included under Part 1 Item 1 "Financial Information" of the Quarterly Report on Form 10–Q for the nine months ended September 30, 2025.

Three and Nine Months Ended September 30, 2025 and 2024 Financial Highlights

For the Three Months Ended September 30,	2025	2024	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss from continuing operations	$(4,088)	$(429)	$(3,659)
Net loss from discontinued operations	(965)	—	(965)
Net loss	(5,053)	(429)	(4,624)
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(0.65)	(0.16)	(0.49)
Gross premiums written	3,760	—	3,760
Net premiums earned	6,836	—	6,836
Underwriting and fee (loss) income(3)	(8,020)	110	(8,130)
Net investment results(9)	8,964	52	8,912
Non-GAAP measures:
Non-GAAP operating loss(1)	(15,091)	(429)	(14,662)
Non-GAAP basic and diluted operating loss per common share(1)	(1.95)	(0.16)	(1.79)
Annualized non-GAAP operating return on average shareholders' equity(1)	(40.7)%	(36.3)%	(4.4)

For the Nine Months Ended September 30,	2025	2024	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss) from continuing operations	$65,940	$(1,353)	$67,293
Loss from discontinued operations, net of income tax	(1,460)	—	(1,460)
Net income (loss)	64,480	(1,353)	65,833
Basic and diluted earnings (loss) per common share:
Net income (loss) attributable to Kestrel common shareholders(2)	12.70	(0.49)	13.19
Gross premiums written	4,856	—	4,856
Net premiums earned	9,258	—	9,258
Underwriting and fee (loss) income(3)	(1,762)	467	(2,229)
Net investment results(9)	11,587	170	11,417
Non-GAAP measures:
Non-GAAP operating loss(1)	(12,023)	(1,353)	(10,670)
Non-GAAP basic and diluted operating loss per common share(1)	(2.38)	(0.49)	(1.89)
Annualized non-GAAP operating return on average shareholders' equity(1)	(21.7)%	(35.0)%	13.3

	September 30, 2025	December 31, 2024	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$454,841	$4,286	$450,555
Total assets	1,130,440	5,510	1,124,930
Reserve for loss and LAE	677,667	—	677,667
Senior notes - principal amount	262,361	—	262,361
Common shareholders' equity	143,774	4,606	139,168
Total capital resources(5)	406,135	4,606	401,529
Ratio of debt to total capital resources(8)	64.6%	—%	64.6
Book Value calculations:
Book value per common share(6)	$18.57	$1.67	$16.90
Diluted book value per common share(7)	18.25	1.67	16.58

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
(4)Total investments and cash and cash equivalents includes both restricted and unrestricted amounts of these assets.
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
Underwriting and fee income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Program Services segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Condensed Consolidated Financial Statements in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of little value to readers as they evaluate the financial results of the Company. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross premiums written	$3,760	$—	$4,856	$—
Net premiums written	$3,895	$—	$4,990	$—
Net premiums earned	$6,836	$—	$9,258	$—
Fee revenue	1,621	700	2,972	2,457
Net loss and LAE	(10,406)	—	(4,445)	—
Commission and other acquisition expenses	(1,718)	—	(2,112)	—
General and administrative expenses(1)	(4,353)	(590)	(7,435)	(1,990)
Underwriting & fee (loss) income(2)	(8,020)	110	(1,762)	467
Other general and administrative expenses(1)	(6,430)	(591)	(9,571)	(1,990)
Net investment income	3,494	52	5,059	170
Net realized and unrealized investment gains	5,494	—	6,552	—
Change in fair value of earn out liability	2,679	—	—	—
Gain on bargain purchase	—	—	73,590	—
Foreign exchange and other gains (losses)	2,854	—	(2,155)	—
Interest and amortization expenses	(4,128)	—	(5,647)	—
Income tax expense	(7)	—	(102)	—
Interest in loss of equity method investments	(24)	—	(24)	—
Net (loss) income from continuing operations	(4,088)	(429)	65,940	(1,353)
Loss from discontinued operations, net of income tax	(965)	—	(1,460)	—
Net (loss) income	$(5,053)	$(429)	$64,480	$(1,353)
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

Net (loss) income
As a result of the completion of the Combination Agreement on May 27, 2025, the Company acquired Maiden's operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's debt. Maiden's results of operations are reported herein for the period May 28, 2025 to September 30, 2025 and significantly impact the comparisons to operating results in the three and nine months ended September 30, 2024. Because the prior year period results of operations do not include the operations of Maiden, the year-over-year comparisons are generally not directly comparable.
Results for the three months ended September 30, 2025
Net loss for the three months ended September 30, 2025 was $5.1 million compared to a net loss of $0.4 million for the same respective period in 2024. An underwriting loss from the Legacy Reinsurance segment combined with higher operating and interest expenses was partially offset by Program Services fee income, investment income and gains from investment activities along with foreign exchange gains.
The change in our financial results for the third quarter of 2025 compared to the third quarter of 2024 consisted of:
•underwriting and fee loss of $8.0 million for the three months ended September 30, 2025 compared to fee income of $0.1 million in the same period in 2024 largely due to:
•Our Legacy Reinsurance segment experienced adverse prior year loss development ("PPD") of $6.6 million in the third quarter of 2025, detailed as follows:
•Our AmTrust Reinsurance Legacy business experienced adverse PPD of $6.9 million in the third quarter of 2025.

•Our Diversified Reinsurance Legacy business experienced favorable PPD of $0.3 million in the third quarter of 2025.
•On a current accident year basis, the underwriting loss for the Legacy Reinsurance segment was $2.4 million for the three months ended September 30, 2025.
•Program Services segment produced fee income of $1.0 million for the three months ended September 30, 2025 compared to fee income of $0.1 million for the same respective period in 2024. Fee revenue increased to $1.6 million for the three months ended September 30, 2025 compared to $0.7 million for the same period in 2024 derived from fees from both new and existing client programs. Increased premium volume accounted for $1.1 million of fee revenue for the three months ended September 30, 2025.
•combined income from investment activities totaled $9.0 million for the three months ended September 30, 2025 compared to $0.1 million for the same period in 2024 primarily due to the following:
•net investment income increased to $3.5 million for the three months ended September 30, 2025 compared to $0.1 million that was earned for the same respective period in 2024;
•realized and unrealized investment gains of $5.5 million for the three months ended September 30, 2025 compared to investment losses of $0.0 million for the same respective period in 2024; and
•interest in loss of equity method investments was $24.0 thousand for the three months ended September 30, 2025 compared to $0.0 million for the same respective period in 2024.
•corporate general and administrative expenses increased to $6.4 million for the three months ended September 30, 2025 compared to $0.6 million for the same period in 2024. Corporate expenses for the three months ended September 30, 2025 included $1.9 million in non-recurring expenses for employee separation, insurance and Combination-related costs. Excluding these non-recurring expenses, our adjusted corporate expenses for the three months ended September 30, 2025 increased by $3.9 million compared to the same period in 2024, which were the result of the Combination with Maiden; and
•foreign exchange and other gains of $2.9 million for the three months ended September 30, 2025, compared to foreign exchange and other losses of $0.0 million for the same period in 2024, primarily due to appreciation of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Results for the nine months ended September 30, 2025
Net income for the nine months ended September 30, 2025 was $64.5 million compared to net loss of $1.4 million in 2024. Net income for the nine months ended September 30, 2025 was substantially the result of the gain on bargain purchase of $73.6 million from the completion of the Combination on May 27, 2025 as discussed in Note 15. Business Combination included in Part 1. Item 1. Financial Information.
Excluding the gain on bargain purchase, net loss was $9.1 million for the nine months ended September 30, 2025 compared to a net loss of $1.4 million for the same period in 2024. An underwriting loss from the Legacy Reinsurance segment as well as higher operating and interest expenses and foreign exchange losses was partially offset by Program Services fee income, and investment income and gains from investment activities.
The change in our financial results for the nine months ended September 30, 2025 compared to 2024 consisted of:
•underwriting and fee loss of $1.8 million in the nine months ended September 30, 2025 compared to fee income of $0.5 million for the same respective period in 2024 largely due to:
•Our Legacy Reinsurance segment experienced favorable PPD of $1.2 million for the nine months ended September 30, 2025 detailed as follows:
•Our AmTrust Reinsurance Legacy business experienced favorable PPD of $1.0 million for the nine months ended September 30, 2025.
•Our Diversified Reinsurance Legacy business experienced favorable PPD of $0.2 million for the nine months ended September 30, 2025.
•On a current accident year basis, the underwriting loss for the Legacy Reinsurance segment was $3.9 million for the nine months ended September 30, 2025.
•Program Services segment produced fee income of $1.0 million for the nine months ended September 30, 2025 compared to fee income of $0.5 million for the same period in 2024. Fee revenue increased to $3.0 million for the nine months ended September 30, 2025 compared to $2.5 million for the same period in 2024 derived from fees from both new and existing client programs. Increased premium volume accounted for $0.5 million of fee revenue for the nine months ended September 30, 2025.
•combined income from investment activities of $11.6 million for the nine months ended September 30, 2025 compared to $0.2 million in 2024 primarily due to the following:
•net investment income increased to $5.1 million for the nine months ended September 30, 2025 compared to $0.2 million that was earned in 2024;
•realized and unrealized investment gains of $6.6 million for the nine months ended September 30, 2025 compared to losses of $0.0 million in 2024; and

•interest in loss of equity method investments was $24.0 thousand for the nine months ended September 30, 2025 compared to $0.0 million for the same respective period in 2024.
•corporate general and administrative expenses increased to $9.6 million for the nine months ended September 30, 2025 compared to $2.0 million in 2024. Corporate expenses for the nine months ended September 30, 2025 include $3.9 million for non-recurring employee separation, insurance and Combination-related costs. Excluding these non-recurring expenses, our adjusted corporate expenses for the nine months ended September 30, 2025 increased by $3.7 million compared to the same period in 2024, which were the result of the Combination with Maiden; and
•foreign exchange and other losses of $2.2 million for the nine months ended September 30, 2025 compared to foreign exchange and other losses of $0.0 million earned in 2024, largely due to significant weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net Premiums Written
Net premiums written by our reportable segment, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2025 and 2024 are detailed below:

For the Three Months Ended September 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Legacy Business	$3,587	$—	$3,587
AmTrust Reinsurance Legacy Business	308	—	308
Total Legacy Reinsurance Segment	$3,895	$—	$3,895

For the Nine Months Ended September 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Legacy Business	$4,967	$—	$4,967
AmTrust Reinsurance Legacy Business	23	—	23
Total Legacy Reinsurance Segment(1)	$4,990	$—	$4,990
(1) Legacy Reinsurance segment results only include the post-combination period of May 28 to June 30, 2025.

Net premiums written for the three and nine months ended September 30, 2025 increased to $3.9 million and $5.0 million, respectively, which was split as follows:
•Premiums written in the Diversified Reinsurance legacy business were $3.6 million and $5.0 million for the three and nine months ended September 30, 2025, respectively. As discussed in Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information", Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are presented as held-for-sale in our condensed consolidated financial statements.
•Premiums written in the AmTrust Reinsurance legacy business were $0.3 million and $23.0 thousand for the three and nine months ended September 30, 2025, respectively, which emanated from premium adjustments to both the AmTrust Quota Share and European Hospital Liability Quota Share, which had been terminated effective January 1, 2019.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance Legacy Business in the Legacy Reinsurance segment for further details.
Net Premiums Earned
Net premiums earned for the three and nine months ended September 30, 2025 were $6.8 million and $9.3 million, respectively. Net premiums earned by our reportable segment, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2025 and 2024 are detailed as follows:

For the Three Months Ended September 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance Legacy Business	$3,876	$—	$3,876
AmTrust Reinsurance Legacy Business	2,960	—	2,960
Total Legacy Reinsurance Segment	$6,836	$—	$6,836

For the Nine Months Ended September 30,	2025	2024	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance Legacy Business	$5,266	$—	$5,266
AmTrust Reinsurance Legacy Business	3,992	—	3,992
Total Legacy Reinsurance Segment(1)	$9,258	$—	$9,258
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to June 30, 2025.
Net premiums earned under Diversified Reinsurance legacy business for the three and nine months ended September 30, 2025 were $3.9 million and $5.3 million, respectively. Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements as discussed above.
Net premiums earned under AmTrust Reinsurance legacy business for the three and nine months ended September 30, 2025 were $3.0 million and $4.0 million, respectively. Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance under the Maiden Legacy segment further below for further details.
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
Fee revenue earned for the three and nine months ended September 30, 2025 was $1.6 million and $3.0 million, respectively, compared to $0.7 million and $2.5 million for the same periods in 2024, respectively. Fee revenue increased by $0.9 million and $0.5 million compared to the respective prior periods in 2024 primarily due to increased premium volume from both new and existing client programs. Increased premium volume accounted for $1.1 million and $0.5 million of fee revenue for the three and nine months ended September 30, 2025, respectively.
Net Investment Income
Net investment income for the three and nine months ended September 30, 2025 increased by $3.4 million and $4.9 million, respectively, compared to the same respective periods in 2024 due to inclusion of Maiden's legacy fixed income and alternative investment portfolios in connection with the Combination.
Annualized average book yields decreased to 3.7% and 3.6% for the three and nine months ended September 30, 2025, compared to 4.4% and 4.5% for the same respective periods in 2024. Net interest income from our loan receivable from related party was $1.6 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. The net loan receivable from related party had an average balance of $104.6 million and carried a weighted average interest rate of 6.1% and 6.2% for the three and nine months ended September 30, 2025, respectively. Floating rate investments comprised 48.2% of our total fixed income investments at September 30, 2025 compared to 0.0% at September 30, 2024.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Average aggregate fixed income assets, at cost (1)	$355,331	$4,744	$178,191	$5,027
Annualized investment book yield	3.7%	4.4%	3.6%	4.5%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains

Net realized and unrealized investment gains of $5.5 million and gains of $6.6 million were recognized for the three and nine months ended September 30, 2025, respectively. Net realized and unrealized investment gains for the three and nine months ended September 30, 2025 are summarized in the table below by investment category:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Net realized gains:
Fixed maturity securities	$624	$1,388
Total net realized gains	624	1,388
Net unrealized gains:
Other investments	4,711	4,959
Equity securities	159	205
Total net unrealized gains	4,870	5,164
Net realized and unrealized investment gains	$5,494	$6,552
Net unrealized gains for the three and nine months ended September 30, 2025 reflect fair value adjustments, primarily from Maiden's legacy alternative investment portfolios.
Net Loss and LAE
Net loss and LAE incurred for the three and nine months ended September 30, 2025 were $10.4 million and $4.4 million, respectively. Net incurred losses were impacted by net adverse PPD of $6.6 million and net favorable PPD of $1.2 million for the three and nine months ended September 30, 2025, respectively. Excluding the impact of PPD, current year losses were $3.8 million and $5.6 million for the three and nine months ended September 30, 2025, respectively.
The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. The net prior year loss development is discussed in greater detail in the Legacy Reinsurance segment discussion and analysis and is entirely associated with the run-off of unearned premium for terminated reinsurance contracts in the legacy reinsurance operations.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses incurred for the three and nine months ended September 30, 2025 were $1.7 million and $2.1 million, respectively. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses incurred for the three and nine months ended September 30, 2025 increased by $9.6 million and increased by $13.0 million, respectively, compared to the same respective periods in 2024 primarily due to inclusion of Maiden's general and administrative operating expenses subsequent to May 27, 2025.
General and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
General and administrative expenses – segments	$4,353	$590	$7,435	$1,990
General and administrative expenses – corporate	6,430	591	9,571	1,990
Total general and administrative expenses	$10,783	$1,181	$17,006	$3,980
Corporate expenses for the three and nine months ended September 30, 2025 included $1.9 million and $3.9 million for non-recurring employee separation, insurance and Combination-related costs. Excluding these non-recurring expenses, our adjusted corporate expenses for the three and nine months ended September 30, 2025 increased by $3.9 million and $3.7 million compared to the same respective periods in 2024. These increases as well as increases in our segment expenses were the result of the Combination with Maiden for the three and nine months ended September 30, 2025, respectively.
Corporate expenses also included vesting of certain stock-based awards which were $0.5 million for the nine months ended September 30, 2025 compared to $0.0 million for the same period in 2024.
Interest and Amortization Expenses
Total interest and amortization expenses incurred for the three and nine months ended September 30, 2025 were $4.1 million and $5.6 million, respectively, which included:

•Interest expense of $4.8 million and $6.6 million on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the three and nine months ended September 30, 2025, respectively, that were acquired upon completion of the merger;
•Amortization expense for the fair value adjustment on the Senior Notes was $0.3 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. The difference between the principal amount of the acquired Senior Notes and their fair market value at closing of the Combination is being amortized over those securities' remaining life; partially offset by:
•Fair value adjustment amortization of $0.9 million and $1.3 million for the net loan receivable from related party for the three and nine months ended September 30, 2025, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the three and nine months ended September 30, 2025, respectively.

Gain on Bargain Purchase and Change in Earn out Liability
As discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) and "Note 15. Business Combination" included in this Form 10-Q, the gain on bargain purchase of $73.6 million is the differential between the fair value of net assets of Maiden acquired on May 27, 2025 as a result of the Combination and the equity consideration effectively transferred to Maiden shareholders on that date.
Pursuant to terms of the Combination, former Kestrel shareholders are eligible to earn additional contingent consideration up to the lesser of (x) 2.75 million common shares of Kestrel Group and (y) $45.0 million payable in common shares of Kestrel Group, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to the closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to completion of the transaction through May 31, 2028 ("Performance Period"). During the three and nine months ended September 30, 2025, the fair value of the earn out liability decreased by $2.7 million and $0.0 million based upon current estimates of the Kestrel business for the Performance Period, including the performance of the Program Services business through September 30, 2025.
Foreign Exchange and Other Gains (Losses)
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment. Net foreign exchange and other gains of $2.9 million and losses of $2.2 million were realized for the three and nine months ended September 30, 2025, respectively, compared to net foreign exchange and other losses of $0.0 million for the same periods in 2024.
For the three months ended September 30, 2025, net foreign exchange gains of $2.9 million were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro. Foreign exchange losses of $2.2 million for the nine months ended September 30, 2025 were attributable to significant weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Our non-USD denominated liabilities at September 30, 2025 included net loss reserves of $310.8 million. Our foreign currency asset exposures at September 30, 2025 included $137.8 million of fixed maturity euro denominated bonds managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $32.5 million of real estate investments denominated in Canadian dollars, as well as $11.9 million of funds withheld receivable denominated in euro.
Underwriting Results by Reportable Segment
Program Services Segment
The segment results for Program Services for the three and nine months ended September 30, 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Fee revenue	$1,621	$700	$2,972	$2,457
General and administrative expenses	(664)	(590)	(2,003)	(1,990)
Fee income	$957	$110	$969	$467
Program Services segment results for the three and nine months ended September 30, 2025 increased by $0.8 million and $0.5 million, respectively, compared to the same periods in 2024 due to increased premium volume from both new and existing client programs.. Increased premium volume accounted for $1.1 million and $0.5 million of fee revenue for the three and nine months ended September 30, 2025, respectively. The Company continues to actively pursue reinsurance mechanisms with its existing partners that would selectively deploy the Company’s underwriting capacity and facilitate and accelerate both its fee and premium revenue growth.

Legacy Reinsurance Segment
The following details underwriting results for the two components of our Legacy Reinsurance segment which is comprised of Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for our Legacy Reinsurance segment for the three and nine months ended September 30, 2025 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Gross premiums written	$3,760	$4,856
Net premiums written	$3,895	$4,990
Net premiums earned	$6,836	$9,258
Net loss and LAE	(10,406)	(4,445)
Commission and other acquisition expenses	(1,718)	(2,112)
General and administrative expenses	(3,689)	(5,432)
Underwriting loss	$(8,977)	$(2,731)

Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the three and nine months ended September 30, 2025 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Gross premiums written	$3,452	$4,833
Net premiums written	$3,587	$4,967
Net premiums earned	$3,876	$5,266
Net loss and LAE	(1,501)	(2,340)
Commission and other acquisition expenses	(1,356)	(1,734)
General and administrative expenses	(2,387)	(3,670)
Underwriting loss	$(1,368)	$(2,478)
Underwriting loss by business unit is detailed in the table below for Diversified Reinsurance business during the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
International	$(515)	$(1,286)
GLS	(975)	(1,296)
Other run-off lines	122	104
Underwriting loss	$(1,368)	$(2,478)
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
Net Loss and LAE — Net loss and LAE incurred in the three and nine months ended September 30, 2025 were $1.5 million and $2.3 million, respectively. The net incurred losses were impacted by net favorable PPD of $0.3 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and nine months ended September 30, 2025 were $1.4 million and $1.7 million, respectively. This is driven by lower premiums written and earned by Maiden LF and GF as they are not writing any new business having entered into the AmTrust Renewal Rights Agreements in 2024.
General and Administrative Expenses — General and administrative expenses incurred in the three and nine months ended September 30, 2025 were $2.4 million and $3.7 million, respectively.

AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy business for the three and nine months ended September 30, 2025 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Gross premiums written	$308	$23
Net premiums written	$308	$23
Net premiums earned	$2,960	$3,992
Net loss and LAE	(8,905)	(2,105)
Commission and other acquisition expenses	(362)	(378)
General and administrative expenses	(1,302)	(1,762)
Underwriting loss	$(7,609)	$(253)
The nominal written premiums for the three and nine months ended September 30, 2025 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.
The table below provides detail on net premiums earned in the three and nine months ended September 30, 2025:

For the Three Months Ended September 30,	2025
($ in thousands)	Total
Net Premiums Earned
Small Commercial Business	$(2)
Specialty Risk and Extended Warranty	2,962
Total AmTrust Reinsurance	$2,960

For the Nine Months Ended September 30,	2025
($ in thousands)	Total
Net Premiums Earned
Small Commercial Business	$(9)
Specialty Risk and Extended Warranty	4,001
Total AmTrust Reinsurance	$3,992
Net Loss and LAE — Net loss and LAE expenses incurred for the three and nine months ended September 30, 2025 were $8.9 million and $2.1 million, respectively. Net incurred losses for the three and nine months ended September 30, 2025 were impacted by adverse PPD of $6.9 million and favorable PPD of $1.0 million, respectively.
The table below shows total PPD for the AmTrust Reinsurance Legacy business for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$(1,400)	$(5,600)
LPT/ADC Agreement	3,601	(117)
European Hospital Liability Quota Share	4,710	4,715
Total AmTrust Prior Year Development	$6,911	$(1,002)
Net incurred losses for the three and nine months ended September 30, 2025 included adverse PPD of $6.9 million and favorable PPD of $1.0 million, respectively. Total PPD was largely due to additional development recognized on European Hospital Liability business due to adjustments for certain death claims and a reduction in recoveries anticipated under the LPT/ADC Agreement, which were partially offset by favorable development on worker's compensation and other lines of business in the AmTrust Quota Share.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and nine months ended September 30, 2025 were $0.4 million and $0.4 million, respectively.
General and Administrative Expenses — General and administrative expenses incurred in the three and nine months ended September 30, 2025 were $1.3 million and $1.8 million, respectively.

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
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income from Maiden as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q. As of September 30, 2025, the Company had investable assets of $568.5 million compared to $4.3 million as of December 31, 2024. Investable assets include the combined total of our fixed maturity securities and other investments, cash and restricted cash including cash equivalents, net loan receivable from a related party and funds withheld receivable.
Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We are actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR in respect of its business plan, including GLS activities and investment policy amendments made in 2021 and 2025.
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter of 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden Holdings or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice it had already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining commitments to existing investments, which totals $33.4 million in unfunded commitments as of September 30, 2025.
In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, which requires prior approval by the Vermont DFR prior to payment of dividends under the program; and 2) an extraordinary dividend of $40.0 million and this dividend formed the basis for the consideration received by the Company's shareholders pursuant to the terms of the Combination Agreement.
To date, the Vermont DFR has approved all dividend requests under the current program, and during the nine months ended September 30, 2025, Maiden Reinsurance paid dividends of $21.3 million to Maiden NA as part of the approved annual dividend program. During the nine months ended September 30, 2025, Maiden NA did not pay any dividends to Maiden Holdings.
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
During the nine months ended September 30, 2025, we experienced negative operating cash flows as we run off the AmTrust Reinsurance Legacy Business reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows through 2025, and we will use funds from cash and investment portfolios, fee revenue premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect operating cash flows to be sufficiently offset by investing cash flows. The consideration and related significant expenses associated with completing the combination has utilized substantial amounts of Maiden's current unrestricted liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, as our reinsurance liabilities continue to run-off our balance sheet increasingly consists of more illiquid securities which we are seeking to dispose of for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may restrain our liquidity further and we may need to consider measures to ensure we continue to fulfill those obligations.
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
At September 30, 2025, unrestricted cash, cash equivalents and fixed maturity investments were $27.6 million compared to $4.3 million held at December 31, 2024, an increase of $23.3 million during the nine months ended September 30, 2025. This was a result of the Combination on May 27, 2025, in which the Company acquired significant investable assets. Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2025 and 2024:

For the Nine Months Ended September 30,	2025	2024
	($ in thousands)
Operating activities	$(30,436)	$(1,052)
Investing activities	104,412	—
Financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash	496	—
Total increase (decrease) in cash, restricted cash and cash equivalents	$34,472	$(1,052)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2025 was $30.4 million compared to cash flows used in operating activities of $1.1 million for the nine months ended September 30, 2024. The increase in cash used in operating activities for the nine months ended September 30, 2025 was due to claim payments for ongoing runoff of reinsurance liabilities.
Cash Flows provided by Investing Activities
Cash provided by investing activities was $104.4 million for the nine months ended September 30, 2025 compared to net cash used in investing activities of $0.0 million for the same period in 2024. Cash flows provided by investing activities for the nine months ended September 30, 2025 was primarily due to $79.8 million of cash acquired from the purchase of Maiden business due to the Combination which closed on May 27, 2025.
For the nine months ended September 30, 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $24.9 million. The size of the fixed income investment portfolio will diminish as claims payments continue to be made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
For the nine months ended September 30, 2025 and 2024, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $7.0 million for alternative investments during the nine months ended September 30, 2025 compared to net purchases of alternative investments of $0.0 million for the same period in 2024. These net purchases were mainly due to pre-existing commitments for private equity fund investments for the nine months ended September 30, 2025.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $40.0 million for the nine months ended September 30, 2025 compared to $0.0 million for the same period in 2024. This was due to cash dividends paid to Kestrel equityholders pursuant to the terms of the Combination Agreement which was completed on May 27, 2025. No dividends on common shares were paid during the nine months ended September 30, 2025 and 2024.
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
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for details of fair values for collateral requirements and restricted assets at September 30, 2025 particularly in these notes: Note 4.(e) Restricted Cash, Cash Equivalents and Investments; Note 8. Reinsurance; and Note 10. Related Party Transactions.
At September 30, 2025 and December 31, 2024, restricted cash and cash equivalents and fixed maturity investments used as collateral were $211.6 million and $0.0 million, respectively. This collateral represents 88.5% and 0.0% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.

Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q.

As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was approved by the Vermont DFR, as noted. As of September 30, 2025, Maiden Reinsurance owned 22.4% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, was previously capped at 9.5% pursuant to the Maiden's bye-laws; however Maiden's shareholders approved the proposal to remove the 9.5% voting limitation on all shareholders at its Special Meeting on April 29, 2025. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at September 30, 2025. The market value of our common shares held by Maiden Reinsurance was $61.1 million at September 30, 2025.
Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at September 30, 2025. Further, as Maiden's insurance liabilities continue to run-off and the required capital to operate its business for regulatory purposes decreased, as previously discussed Maiden had expanded Maiden Reinsurance’s investment policy, which had been approved by the Vermont DFR. Under this investment policy, Maiden expanded the range of asset classes it invested in to enhance the income and total returns its investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Method Investments" and "Equity Securities" on our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, our cash and investments consisted of:

	September 30, 2025	December 31, 2024
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$198,658	$—
Equity securities, at fair value	11,350	—
Equity method investments	32,518	—
Other investments	171,791	—
Total investments	414,317	—
Cash and cash equivalents	12,890	4,286
Restricted cash and cash equivalents	27,634	—
Total Investments and Cash and Cash Equivalents	$454,841	$4,286
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
The net purchases of other investments for the nine months ended September 30, 2025 were due to securities transactions executed after the completion of the Combination. Other than purchases due to pre-existing commitments for private equity funds, we will not be making new commitments to alternative investments in the foreseeable future.
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
We believe the legacy Maiden alternative investment portfolio assumed in the Combination provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return. However, we believe this portfolio is not suitable for our plans to expand our Program Services segment and in addition to the changes in our investment policy as described above, we are actively looking to dispose of these assets to further improve our liquidity position and strengthen our ability to grow.
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
Cash & Cash Equivalents
At September 30, 2025, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2025 and December 31, 2024:

September 30, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$38,729	$1	$—	$38,730	4.0%	0.2
U.S. agency bonds – mortgage-backed	21,430	692	—	22,122	4.6%	6.1
Non-U.S. government bonds	52,680	—	(57)	52,623	2.0%	0.9
Collateralized loan obligations	68,366	80	(7)	68,439	3.0%	0.3
Corporate bonds	16,736	8	—	16,744	1.1%	1.3
Total fixed maturities	197,941	781	(64)	198,658	3.0%	1.1
Cash and cash equivalents	40,524	—	—	40,524	0.3%	0.0
Total	$238,465	$781	$(64)	$239,182	2.5%	0.9

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
Cash and cash equivalents	$4,286	$—	$—	$4,286	4.3%	0.0
Total	$4,286	$—	$—	$4,286	4.3%	0.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2025, the yield on the 10-year U.S. Treasury bond decreased by 42 basis points to 4.16%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The decrease in risk-free rates during the nine months ended September 30, 2025 generated net unrealized gains of $0.7 million on our fixed maturity investment portfolio which increased our book value per common share by $0.09 during the period. Current outlooks for global monetary policy have become more uncertain in recent months, as a combination of significant changes in U.S. fiscal and trade policy while simultaneously, labor market conditions are noticeably weakening. The impacts of these policies and conditions on both U.S. and global economic outlooks and inflation appear to be causing central banks to adopt a less restrictive monetary policy stance primarily through interest rate cuts. Should interest rates continue to fall our investment portfolios, in particular our fixed maturity assets, may produce less income and thus impact our financial condition. Associated increases in the values of our fixed maturity investments may be more limited given the significant share of fixed maturity investments that we hold that are floating rate securities.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of September 30, 2025, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $3.6 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At September 30, 2025, these respective durations in years were as follows:

September 30, 2025
Fixed maturities and cash and cash equivalents	0.9
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.9
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.9
During the nine months ended September 30, 2025, the weighted average duration of our fixed maturity investment portfolio was 0.9 years while the duration for gross reserve for loss and LAE was 5.9 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At September 30, 2025, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At September 30, 2025, 48.2% of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	September 30, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$68,439	19.4%	$—	—%
Total floating rate AFS fixed maturities at fair value	68,439	19.4%	—	—%
Loan to related party	101,689	28.8%	—	—%
Total floating rate securities	$170,128	48.2%	$—	—%

Total fixed income investments at fair value (1)	$352,812		$4,286
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party.

At September 30, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 11.1% of our fixed maturity investment portfolio at September 30, 2025. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. The fair value of our U.S. Agency MBS holdings at September 30, 2025 were as follows:

	September 30, 2025
($ in thousands)	Fair Value	% of Total
FNMA – fixed rate	$12,805	57.9%
FHLMC – fixed rate	7,338	33.2%
GNMA – variable rate	1,979	8.9%
Total U.S. Agency MBS	$22,122	100.0%
At September 30, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed income investment portfolio. Credit ratings below are assigned by S&P, or an equivalent rating agency. The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2025 were as follows:

	Ratings
September 30, 2025	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Basic Materials	—%	35.0%	$5,860	35.0%
Consumer	17.5%	—%	2,930	17.5%
Financial Institutions	44.5%	3.0%	7,954	47.5%
Total	62.0%	38.0%	$16,744	100.0%

Ratings(1)
The table below includes the Company’s four largest corporate holdings at fair value and as a percentage of all fixed income securities held as at September 30, 2025. The Company's four largest corporate holdings are 100.0% euro denominated, with 17.5% in the Consumer Sector and 47.5% in the Financial Institutions sector.

September 30, 2025	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$7,445	3.7%	A
PPG Industries Inc., 0.875%, Due 11/3/2025	5,860	2.9%	BBB+
McKesson Corp., 1.5% Due 11/17/2025	2,930	1.5%	A-
American Tower Corp, 1.0%, Due 1/15/2032	509	0.3%	BBB+
Total	$16,744	8.4%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2025, we held the following types of non-U.S. dollar denominated securities:

	September 30, 2025
($ in thousands)	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$68,439	49.7%
Non-USD denominated corporate bonds	16,744	12.1%
Non-U.S. government bonds	52,623	38.2%
Total non-U.S. dollar denominated securities	$137,806	100.0%
At September 30, 2025, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. At September 30, 2025, the non-U.S. government issuers all have a rating of A+ or higher by Fitch Ratings. We do not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at September 30, 2025. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2025:

Ratings(1)	September 30, 2025
($ in thousands)	Fair Value	% of Total
A+, A, A-	$10,375	62.0%
BBB+, BBB, BBB-	6,369	38.0%
Total non-U.S. dollar denominated corporate bonds	$16,744	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
The Company's alternative investments are categorized as other investments, equity securities and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of September 30, 2025 consisted of the following asset categories:

	September 30, 2025
($ in thousands)	Carrying Value	% of Total
Privately held common stocks	$5,340	2.5%
Privately held preferred stocks	6,010	2.8%
Total equity securities	$11,350	5.3%

Real estate investments	32,518	15.1%
Total equity method investments	$32,518	15.1%

Private equity funds	$30,982	14.3%
Private credit investments	1,534	0.7%
Privately held equity investments	11,048	5.1%
Equity method investments with fair value option elected	74,611	34.6%
Investments in direct lending entities	53,616	24.9%
Total other investments	$171,791	79.6%

Total alternative investments	$215,659	100.0%
Our allocation to alternative investments increased to 47.4% of our total cash and investments held as of September 30, 2025, reflecting assets acquired in the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	September 30, 2025
($ in thousands)	Carrying Value	% of Total
Private Equity	$16,454	7.6%
Private Credit	1,534	0.7%
Alternatives	84,031	39.0%
Venture Capital	28,805	13.4%
Real Estate	84,835	39.3%
Total alternative investments	$215,659	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of September 30, 2025, $4.0 million or 24.2% of investments in the private equity asset class consisted of investments in private equity funds and $12.5 million or 75.8% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of September 30, 2025, all of the private credit asset class consisted of direct investments in debt securities of private companies.

•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of September 30, 2025, $82.2 million or 97.9% of investments in the alternatives asset class were direct investments and $1.8 million or 2.1% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $53.6 million represents 63.8% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025. Prior to the Combination, Maiden had carried the investment in a collateralized direct lending entity at cost less an allowance for expected credit losses.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of September 30, 2025, $14.5 million or 50.3% of investments in the venture capital asset class consisted of investments in funds and $14.3 million or 49.7% consisted of direct equity investments in start-up companies. As of September 30, 2025, $15.1 million or 52.3% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of September 30, 2025, the fair value of this project is $46.0 million and the Company expects investment returns to commence in earnest in 2026 and beyond. The first properties developed with this project have been recently completed with occupancies now underway. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of September 30, 2025, the Company has $32.5 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of September 30, 2025, the Company has $6.3 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
As noted, certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future. For further details on these financial guarantees, please see "Notes to Condensed Consolidated Financial Statements: Note 11 - Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.

Investment Results
Our investment portfolio returns included in earnings increased to $9.0 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the same respective periods in 2024. This was largely due to the acquisition of Maiden's AFS fixed income and alternative investment portfolios in connection with the Combination. The Company earned unrealized gains on the alternative investment portfolio, as well as interest income on the net loan receivable from related party and the AFS fixed income portfolio.
The following table summarizes our investment results for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net investment income:
Fixed income investments(1)	$3,191	$—	$4,484	$—
Cash and restricted cash	139	52	329	170
Other investments, including equities(4)	231	—	315	—
Investment expenses	(67)	—	(69)	—
Total net investment income	3,494	52	5,059	170

Net realized gains:
Fixed income assets(1)	624	—	1,388	—
Total net realized gains	624	—	1,388	—

Net unrealized gains:
Other investments, including equities(4)	4,870	—	5,164	—
Total net unrealized gains	4,870	—	5,164	—

Interest in loss of equity method investments:
Interest in loss of equity method investments	(24)	—	(24)	—
Interest in loss of equity method investments	(24)	—	(24)	—

Total investment return included in earnings (A)	$8,964	$52	$11,587	$170

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities (B)	$239	$—	$717	$—
Total investment return = (A) + (B)	$9,203	$52	$12,304	$170

Annualized income from fixed income assets(2)	$13,320	$208	$6,417	$227
Average aggregate fixed income assets, at cost(2)	355,331	4,744	178,191	5,027
Annualized investment book yield	3.7%	4.4%	3.6%	4.5%

Average aggregate invested assets, at fair value(3)	$566,992	$4,744	$286,379	$5,027
Investment return included in net earnings	1.6%	1.1%	4.0%	3.4%
Total investment return	1.6%	1.1%	4.3%	3.4%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and net loan receivable from related party. Gross and net investment returns for these assets only include the post-Combination period of May 28, 2025 to September 30, 2025.
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
4.Gross and net investment returns for other investments, including equities, only include the post-Combination period of May 28, 2025 to September 30, 2025.

The following table details total investment returns for our fixed income investments for the three and nine months ended September 30, 2025 and 2024:

Fixed Income Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross investment income	$3,330	$52	$4,813	$170
Net realized gains	624	—	1,388	—
Change in AOCI (3)	239	—	717	—
Gross investment returns	$4,193	$52	$6,918	$170

Average invested assets, at fair value (4)	$355,928	$4,744	$178,549	$5,027

Gross Investment Returns	1.2%	1.1%	3.9%	3.4%

Less: Investment expenses	$46	$—	$48	$—
Net investment returns	$4,147	$52	$6,870	$170

Net Investment Returns	1.2%	1.1%	3.8%	3.4%
Our net investment returns increased to 1.2% and 3.8% for the three and nine months ended September 30, 2025, compared to 1.1% and 3.4% for the respective periods in 2024. The floating rate investments comprise 48.2% of our fixed income investments at September 30, 2025. The net loan receivable from related party had an outstanding net balance of $101.7 million at September 30, 2025 with an average yield of 6.1% and 6.2% for the three and nine months ended September 30, 2025, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at September 30, 2025 and 2024.
The following table details total investment returns for our alternative investments for the three and nine months ended September 30, 2025, respectively:

Alternative Investments(2)	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Gross investment income	$207	$291
Net unrealized gains	4,870	5,164
Gross investment returns(5)	$5,077	$5,455

Average invested assets, at fair value (4)	$211,064	$107,830

Gross Investment Returns(5)	2.4%	5.1%

Less: Investment expenses	$21	$21
Net investment returns	$5,056	$5,434

Net Investment Returns(5)	2.4%	5.0%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
5.Gross and net investment returns for alternative investments only include the post-Combination period of May 28, 2025 to September 30, 2025.

The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2025:

September 30, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$291	$291
Net realized and unrealized gains	263	55	3,447	965	434	5,164
Total Investment Return	$263	$55	$3,447	$965	$725	$5,455

Average Investments	$8,227	$767	$42,016	$14,403	$42,418	$107,830

Gross Investment Returns	3.2%	7.2%	8.2%	6.7%	1.7%	5.1%
Other Balance Sheet Changes
The following table summarizes other material balance sheet changes at September 30, 2025 compared to December 31, 2024. Substantially all of the increases in the balance sheet items below relate to the completion of the Combination with Maiden on May 27, 2025, as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q:

($ in thousands)	September 30, 2025	December 31, 2024	Change in $
Reinsurance balances receivable, net	$9,706	$—	$9,706
Reinsurance recoverable on unpaid losses	492,790	—	492,790
Net loan receivable from related party	101,689	—	101,689
Intangible assets	10,370	—	10,370
Funds withheld receivable	11,941	—	11,941
Other assets	24,872	1,224	23,648
Reserve for loss and LAE	677,667	—	677,667
Unearned premiums	19,615	—	19,615
Liability for investments purchased	11,692	—	11,692
Accrued expenses and other liabilities	102,874	904	101,970
Senior Notes, net	174,084	—	174,084
Capital Resources
During the nine months ended September 30, 2025, book value per common share increased to $18.57 and diluted book value per common share increased to $18.25, compared to $1.67 at December 31, 2024. This was due to the Combination completed on May 27, 2025, which produced substantially all of the increase in shareholders' equity for the nine months ended September 30, 2025 as described in discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 1. Basis of Presentation" and "Note 15. Business Combination" included in this Form 10-Q.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Change in $
($ in thousands)
Common shares at par value	$100	$27	$73
Additional paid-in capital	177,101	10,107	166,994
Accumulated other comprehensive loss	(916)	—	(916)
Retained earnings (accumulated deficit)	18,952	(5,528)	24,480
Treasury shares, at cost	(51,463)	—	(51,463)
Total Kestrel shareholders' equity	143,774	4,606	139,168
Senior Notes - carrying value	262,361	—	262,361
Total capital resources	$406,135	$4,606	$401,529

Total capital resources increased by $401.5 million compared to December 31, 2024 due to the following items:
•retained earnings increased by $24.5 million due to net income of $64.5 million reported for the nine months ended September 30, 2025 partly offset by a $40.0 million cash distribution to shareholders at closing of the Combination;
•additional paid-in capital increased by $167.0 million largely due to common shares issued as consideration for the Combination of $166.5 million as well as stock based compensation expense of $0.5 million;
•AOCI decreased by $0.9 million driven by: (1) net unrealized gains of $0.7 million on our AFS investment portfolio due to market price movements in the nine months ended September 30, 2025, and (2) a decrease in foreign currency translation adjustment of $1.6 million in the nine months ended September 30, 2025 due to the impact of depreciation of the U.S. dollar on the re-measurement of net assets denominated in British pound and euro; and
•treasury shares increased by $51.5 million due to the common shares issued to Maiden Reinsurance in respect of the Combination which is not treated as outstanding on the Condensed Consolidated Balance Sheet.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part I Item 1. "Financial Information" of this Quarterly Report on Form 10-Q for a discussion of the equity instruments issued by the Company. Book value and diluted book value per common share at September 30, 2025 and December 31, 2024 were as follows:

($ in thousands except share and per share data)	September 30, 2025	December 31, 2024
Ending common shareholders’ equity	$143,774	$4,606
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$143,774	$4,606

Common shares outstanding	7,741,943	2,749,996
Shares issued from assumed conversion of dilutive options and restricted shares	136,197	—
Denominator for diluted book value per common share calculation	7,878,140	2,749,996

Book value per common share	$18.57	$1.67
Diluted book value per common share	18.25	1.67
Senior Notes
At September 30, 2025, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA, collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2025. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1. "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q for recent litigation regarding the 2013 Senior Notes.
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
In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. In 2025, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, but required prior approval of quarterly dividends before payment. To date the Vermont DFR has approved all dividend requests under this program. Subsequent to those approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance has paid total dividends of $130.0 million to Maiden NA as of September 30, 2025.

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
Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed below and are not included in the total assets and total liabilities presented for Maiden NA and Maiden. The net loss for Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net income in Maiden NA reflects investment income earned for the respective periods.
Summarized financial information of Maiden NA and Maiden as of September 30, 2025 and for the three and nine months ended September 30, 2025 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$18,088	$4,962
Total liabilities	111,143	83,820
Amounts due from subsidiaries (not included in total assets above)	37	5,460
Amounts due to subsidiaries (not included in total liabilities above)	12,821	3,822
Related party loan payable (not included in total liabilities above)	—	326,560
Total revenue for the quarter-to-date period	13,047	154
Net income (loss) for the quarter-to-date period	9,696	(7,792)
Total revenue for year-to-date period	13,061	154
Net income (loss) for year-to-date period	8,571	(11,664)
With respect to the related party loan payable for Maiden above, under the conditions stipulated in the Vermont DFR approval for the Combination, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring annual dividends (which require prior approval by the Vermont DFR) but our ability to selectively underwrite business in support of our Program Services segment in the future.
The ratio of Debt to Total Capital Resources at September 30, 2025 and December 31, 2024 was computed as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Senior notes - principal amount	$262,361	$—
Shareholders’ equity	143,774	4,606
Total capital resources	$406,135	$4,606
Ratio of debt to total capital resources	64.6%	—%
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
As discussed above, at September 30, 2025, guarantees of $70.0 million have been provided to lenders by Maiden Reinsurance on behalf of the real estate joint venture, however, the likelihood of Maiden Reinsurance incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Measures
Please refer to our Key Financial Measures presented in the "Overview to Critical Accounting Policies" section for financial measures in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income. In addition, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. These non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP and are summarized in Key Financial Measures presented in the "Overview to Critical Accounting Policies" section.
Non-GAAP operating loss was $15.1 million for the three months ended September 30, 2025 compared to non-GAAP operating loss of $0.4 million for the same period in 2024. Non-GAAP operating loss was $12.0 million for the nine months ended September 30, 2025, compared to non-GAAP operating loss of $1.4 million for the nine months ended September 30, 2024.
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating income or loss available to common shareholders (as defined above) divided by average common shareholders' equity.
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Non-GAAP operating loss	$(15,091)	$(429)	$(12,023)	$(1,353)
Opening adjusted shareholders’ equity	150,086	4,913	4,606	5,837
Ending adjusted shareholders’ equity	143,774	4,484	143,774	4,484
Average adjusted shareholders’ equity	146,930	4,699	74,190	5,161
Non-GAAP Operating ROACE	(40.7)%	(36.3)%	(21.7)%	(35.0)%

The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:

For the Three Months Ended September 30,	2025	2024
	($ in thousands except per share data)
Net loss attributable to Kestrel common shareholders	$(5,053)	$(429)
Add (subtract):
Net realized and unrealized investment gains	(5,494)	—
Foreign exchange and other gains	(2,854)	—
Interest in loss of equity method investments	24	—
Net loss from discontinued operations	965	—
Change in fair value of earn out consideration	(2,679)	—
Non-GAAP operating loss	$(15,091)	$(429)

Diluted (loss) per share attributable to common shareholders	$(0.65)	$(0.16)
Add (subtract):
Net realized and unrealized investment gains	(0.71)	—
Foreign exchange and other gains	(0.37)	—
Interest in loss of equity method investments	—	—
Net loss from discontinued operations, net of income tax	0.13	—
Change in fair value of earn out consideration	(0.35)	—
Non-GAAP diluted operating loss per share attributable to common shareholders	$(1.95)	$(0.16)

For the Nine Months Ended September 30,	2025	2024
	($ in thousands except per share data)
Net income (loss) attributable to Kestrel common shareholders	$64,480	$(1,353)
Add (subtract):
Net realized and unrealized investment gains	(6,552)	—
Foreign exchange and other losses	2,155	—
Interest in loss of equity method investments	24	—
Bargain purchase gain	(73,590)	—
Net loss from discontinued operations	1,460	—
Non-GAAP operating loss	$(12,023)	$(1,353)

Diluted earnings (loss) per share attributable to common shareholders	$12.70	$(0.49)
Add (subtract):
Net realized and unrealized investment gains	(1.29)	—
Foreign exchange and other losses	0.44	—
Interest in loss of equity method investments	0.01	—
Bargain purchase gain	(14.54)	—
Net loss from discontinued operations	0.30	—
Non-GAAP diluted operating loss per share attributable to common shareholders	$(2.38)	$(0.49)

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, exclusively in our Legacy Reinsurance segment, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected.
At September 30, 2025, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $2.9 million and foreign exchange losses of $2.2 million were generated during the three and nine months ended September 30, 2025, respectively, compared to net foreign exchange losses of $0.0 million for the three and nine months ended September 30, 2024. For the three months ended September 30, 2025, net foreign exchange gains of $2.9 million were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
The foreign exchange losses for the nine months ended September 30, 2025 were caused by significant depreciation in the value of the U.S. dollar relative to the euro and the British pound due to uncertainty around international trade and associated U.S. tariff policy. These losses were primarily unrealized and resulted from the effects of revaluation of our net insurance liabilities that are required to be settled in foreign currencies at each balance sheet date.
At September 30, 2025, the decrease in foreign currency translation adjustments of $1.6 million for the nine months ended September 30, 2025 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2025 included reserve for net loss and LAE on our Legacy Reinsurance segment of $310.8 million. Our foreign currency asset exposures at September 30, 2025 include $137.8 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $32.5 million of real estate investments denominated in Canadian dollars, as well as $11.9 million of funds withheld receivable.
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
Off-Balance Sheet Arrangements
At September 30, 2025, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part II. Other Information, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
Additional risk factors associated with the businesses of Maiden and which may adversely affect Kestrel Group may be found under Part I, Item 1A. Risk Factors in Maiden’s Annual Report on Form 10-K for the year ended December 31, 2024, which is on file with the SEC. Additional risks and uncertainties not presently known to Maiden, Kestrel or Kestrel Group or that are not currently believed to be important also may adversely affect Kestrel Group.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details common share repurchases made during the three months ended September 30, 2025:

For the Three Months Ended September 30, 2025	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
($ in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	—	$—	—	—

Subsequent to the three months ended September 30, 2025 and through the period ended November 5, 2025, the Company did not repurchase any common shares.

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
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1 +	Form of Restricted Share Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1
The following materials from Kestrel Group Ltd Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
+ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 5, 2025		/s/ Bradford Luke Ledbetter
Bradford Luke Ledbetter Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
Patrick J. Haveron President and Chief Financial Officer (Principal Financial Officer)