Form 10-K
period 2025-12-31
Kestrel Group Ltd
filed 2026-03-13
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-42668
Kestrel Group Ltd
(Exact Name of Registrant As Specified in Its Charter)

Bermuda	98-1833921
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11 Bermudiana Road, Suite 1141
Hamilton HM 08, Bermuda
(Address of Principal Executive Offices and Zip Code)
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	KG	NASDAQ Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $113.9 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date.
As of March 6, 2026, 7,741,943 common shares were outstanding. 9,979,477 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,534 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K will be incorporated by reference from the proxy statement for the registrant's annual meeting of shareholders or a Form 10-K/A to be filed with the Securities and Exchange Commission.

KESTREL GROUP LTD

TABLE OF CONTENTS

i

PART I

Special Note About Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans and strategies, objectives, expected operating results and financial position and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may include projections and estimates concerning the anticipated benefits of the business combination and integration of Maiden Holdings and Kestrel, the timing and success of specific projects and strategies for growth, and our future production, revenues, income, expenses, capital spending, and reserves. Our forward-looking statements are generally, but not always, accompanied by words such as “estimate,” “believe,” “expect,” “will,” “plan,” “target,” “could” or other words that convey the uncertainty of future events or outcomes. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates, assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore, you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K.
We caution that the list of important risk factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. Any forward-looking statements in this Annual Report on Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the dates of the documents in which such statements were made.
References in this Annual Report on Form 10-K to the terms "we","us","our","the Company","Kestrel" or other similar terms mean the consolidated operations of Kestrel Group Ltd and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term "Kestrel Group" means Kestrel Group Ltd only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies between the amounts included in Parts I and II discussions in this Annual Report on Form 10-K and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K are due to rounding.
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
•we have a limited operating history and may not be able to manage our growth effectively;
•we have significant levels of debt service and operating expenses that may make it difficult to produce an operating profit;
•our inability to maintain our strategic relationship with AmTrust could adversely affect our business;
•management may not successfully implement its business strategy which could result in a decline of capital or adversely affect our financial condition or results of operations and may create enhanced risks;
•our fronting carriers may not be able to recover amounts due from reinsurers, which would adversely affect our financial condition, and some fronting arrangements may contain limits on reinsurers' obligations;
•if market conditions cause reinsurance to be more costly or difficult to obtain, we may be required to bear increased risks or reduce the level of our underwriting commitments;
•regulators may challenge use of fronting arrangements in states where our capacity providers are not licensed;
•our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity;
•a decline in the financial strength rating or financial size category of our fronting companies may adversely affect financial condition and results of operations;
•we derive a significant portion of our fee revenues from a limited number of capacity providers and general agents, and the loss of business provided by any one of them could materially adversely affect us;

•failure of capacity providers or general agents to properly market, underwrite or administer policies could materially adversely affect us;
•Maiden’s reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on our results of operations or financial condition;
•our actual losses may be greater than our reserve for loss and loss adjustment expenses ("loss and LAE");
•the failure of any of the loss limitation methods we have employed or could employ in the future could have a material adverse effect on our results of operations or financial condition;
•we depend on the policies, procedures and expertise of ceding companies for the business we have written in the past; these companies may have failed to accurately assess and price the risks they have underwritten, which may lead us to inaccurately assess and price the risks we assumed;
•the failure of our underwriting process and risk management could have an adverse effect on our results of operations or financial condition;
•failure of our information technology systems or breaches to our technology systems as a result of cyber-attacks could disrupt our business and adversely impact our profitability;
•we may not have sufficient unrestricted liquidity to meet our obligations and favorable terms to obtain additional capital may not be available;
•a significant amount of our invested assets are subject to changes in interest rates and market volatility, and if we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected;
•the determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect;
•our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity;
•we may require additional capital in the future, which may not be available on favorable terms or at all;
•we do not anticipate paying any cash dividends on our common shares for the foreseeable future;
•we may not be able to comply with restrictive covenants contained in the documents governing our Senior Notes or any future credit facility which could trigger prepayment obligations;
•compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive and any failure to comply could have a material adverse effect on our business;
•our industry is highly regulated, the regulatory requirements are expensive and we are subject to significant legal restrictions and these restrictions may have a material adverse effect on us;
•our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments;
•significant litigation could be costly, disruptive, and strain our limited resources;
•Maiden Reinsurance Ltd. ("Maiden Reinsurance") currently owns 22.4% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares;
•a few significant shareholders may influence or control the direction of our business, and if the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions;
•the market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our common shares;
•we may not be able to attract and retain key employees or successfully implement our business strategy;
•significant changes in our reinsurance relationship with AmTrust have reduced our current and future revenues and create significant uncertainty for sources of future liquidity;
•our initial arrangements with AmTrust were negotiated while we were its affiliate and as such the arrangements could be challenged as not reflecting terms that we would agree to in arm’s-length negotiations with an independent third party;
•the property and casualty insurance and reinsurance industry are cyclical in nature, which may affect our overall financial performance; and
•net operating losses (and certain other tax attributes or tax benefits) of Kestrel Group and its U.S. subsidiaries may be subject to limitation under Section 382 of the Tax Code.

Item 1. Business.
General Overview
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination ("Combination"), forming a new, publicly listed specialty program group operating under the name Kestrel Group Ltd (“Kestrel Group” or "Parent Company"). The Combination was previously announced on December 30, 2024. Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025. Kestrel shares began trading on the Nasdaq at open of market on May 28, 2025 under the ticker symbol “KG”. Upon the closing of the Transactions (the “Closing”), Maiden and Kestrel LLC are now wholly owned subsidiaries of the Company, which was rebranded as Kestrel Group and renamed “Kestrel Group Ltd” ("Kestrel").
The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns, with a commitment to innovation, client service and long-term relationships.
Business Strategy
Our strategic focus centers on growing the fee income component of our Program Services business, which will increase our pre-tax income while effectively managing the continuing run-off of the legacy Maiden alternative asset and reinsurance portfolios.
We believe this will create the greatest risk-adjusted shareholder returns in order to increase pre-tax income and book value for our common shareholders, both near and long-term. Our assessment is that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards, as described further below, which would increase both GAAP book value and create additional common shareholder value. The recognition of the deferred tax asset on our consolidated balance sheet remains a leading priority for the Company to increase its GAAP book value.
We may consider selectively deploying underwriting capacity to optimize shareholder returns in support of this business. We believe that may accelerate the growth of our Program Services segment and further optimize shareholder returns. Such underwriting capacity, which the Company is presently exploring, may be in conjunction with our existing insurance carrier partners or via other reinsurance mechanisms that would achieve the same objective.
As a result of the Combination, as of December 31, 2025, we own $218.6 million into alternative investments which include equity securities, equity method investments and other investments in a wide variety of asset classes. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Method Investments and Equity Investments" for further information on these alternative asset classes and a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly the ongoing volatility in interest rates and the associated economic uncertainty as a result of those and other fiscal and monetary policy changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
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
The cash consideration and related significant professional expenses associated with completing the Combination, however utilized substantial amounts of Maiden's current unrestricted liquidity. Accordingly, we expect our alternative investment portfolio to be reduced in future periods as we believe it is critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued. We have not made, and do not expect to make any such additional commitments to alternative investments at this time.
While we believe that the Combination with Maiden will increase the likelihood of achieving our stated objectives, there can be no assurance that the run-off of its insurance liabilities will run-off at levels that will allow us to achieve those goals. Prior to the Combination, Maiden's run-off of its insurance liabilities had been more volatile than anticipated and it entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello"). Please see Note 8. Reinsurance of the Notes to the Consolidated Financial Statements included in Part II Item 8. Financial Statements and Supplementary Data for further information regarding the Company's relationship with Cavello and an ongoing potential dispute between the parties, which could impact the run-off of Maiden's liabilities.
As a result, we continue to pursue finality solutions to resolve the AmTrust reinsurance liabilities not covered by the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement"), including through third-parties. There can be no guarantee that we will execute such finality solutions and these solutions could involve significant charges to execute and we are actively evaluating the potential costs and benefits of such solutions, to the extent they are available to the Company.
Our Reportable Segments
Our business consists of two reportable segments: Program Services and Legacy Reinsurance.
Program Services Segment
Kestrel Group specializes in providing fronting services and offering issuing carrier capacity to insurance program managers, managing general agencies (MGAs), reinsurers, and reinsurance brokers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk. Our Program Services segment consists of a cohesive suite of products and services offered by Kestrel that are integrated and interdependent. Kestrel Group facilitates these insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- (Excellent) by A.M. Best Rating Services, Inc. ("A.M. Best") with a Financial Size Category of XV.
Kestrel Group continues to write business through its exclusive use of insurance carriers Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Carriers”), all subsidiaries of AmTrust Financial Services, Inc. (“AmTrust”). Pursuant to the terms of the Combination Agreement, Kestrel retains the option to acquire the AmTrust Insurance Companies from AmTrust for a period of up to three years after closing of the Combination.
AmTrust is a significant shareholder of Kestrel Group. Please see Note 10. Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part II Item 8. Financial Statements and Supplementary Data for further information regarding the Company's relationship with AmTrust.
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
The following table sets forth selected financial data for our Program Services segment for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
	($ in thousands)
Premium produced(1)	$188,345	$103,841
Fee revenue	$6,076	$3,634
General and administrative expenses - segment	(3,246)	(2,554)
Fee income	$2,830	$1,080
(1) Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.

Kestrel’s revenue is presently highly concentrated because of capacity distribution agreements with two Program Services clients representing 72.1% and 21.2% of total fee revenue earned in 2025, respectively. The first Program Services client is a large, diversified capacity provider and our relationship with this client presently includes more than ten separate sub-programs (nine of which produced revenue in 2025). No individual sub-program is greater than 35% of total earned fee revenue for 2025.
Business Overview
In our Program Services segment, we leverage access to AmTrust’s “A-” (Excellent) A.M. Best rating, expansive licenses, and reputation to provide access to the U.S. property and casualty insurance market in exchange for fees. This access is sought by MGAs and capacity providers in the U.S. property and casualty insurance market. The most common underlying business reasons are set out below:
•MGAs writing specialized books of business supported by capacity providers; and
•Capacity providers seeking a fronting arrangement, including:
•insurers that have access to origination but require broader licensing or given their lower rating, the use of an “A” A.M. Best rating to access business;
•foreign insurers writing in the United States, either directly or through GAs;
•domestic insurers seeking additional business free of channel conflicts;
•insurers looking to reduce financial leverage; and
•institutional risk investors that need to write through licensed, highly rated entities.
Many of our fronting programs are arranged with the assistance of brokers that are seeking to provide customized insurance solutions for specialty insurance business that requires an A.M. Best “A” rated carrier. In exchange for access to the AmTrust Insurance Carriers rating, licensing and reputation, we generally charge fees of up to 5% of gross written premium and we currently share that fee with AmTrust. We are able to do this profitably because our specialized fronting business model relies on our MGAs or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. Our expense structure enables the Program Services segment the potential to produce significant additional premium volume with only minimal incremental expense increase. Under this model, we believe we will be able to generate significant gross written premiums on a relatively small capital base compared to other insurance carriers.
We work with our MGAs, capacity providers and the AmTrust Insurance Carriers to reinsure a substantial portion of the underwriting and business risk to the capacity providers and collect fees on the transactions we facilitate. See “Relationships with Capacity Providers and Producers” below.

Relationships with Capacity Providers and Producers
The primary capacity providers that partner with us either make the strategic decision not to write certain business directly or cannot write directly. We presently offer access to a fully licensed platform with a strong capital position and strong relationships with regulators and rating agencies that have been cultivated for many years. Our business model allows us to charge fees that we believe are in the mainstream of the market range. We typically enter into these arrangements with respect to specified portions of a capacity provider’s business, rather than all of their portfolio.
In connection with placing Program Services business, we enter into and/or facilitate with our AmTrust Insurance Carriers agency and reinsurance agreements with both the producer (typically MGAs) and the capacity provider (reinsurer) whereby the producer and capacity provider are generally required to deal directly with each other to develop business structures and terms and to implement and maintain the ongoing contractual relationship. Placement of our business is subject to the acceptability of the risks by the AmTrust Insurance Carriers.
The producer generally is the party that will handle the marketing and underwriting of the policies (subject to certain limitations), the overall administration of the business, including preparing reports and making payments (i.e. premiums, commissions, losses, loss adjustment expenses, assessments, etc.) required pursuant to the applicable agreements, and handling of claims (up to certain limits and in some cases in conjunction with the reinsurer). The reinsurer typically undertakes to monitor the producer and to be responsible for the performance of the producer. As a result of our contract and risk management design, a substantial portion of the underwriting risk and business risk inherent in the arrangement is borne by the reinsurer.
As compensation for facilitating this business, we receive fees generally from the MGAs or other capacity providers. We charge fees generally averaging 5% of gross written premium and we currently share that fee with AmTrust. The fee may be adjusted upward if, for example, the business uses more surplus (i.e., has a longer tail) or requires more administration or oversight due to collateral requirements. In addition, we often require minimum annual fees, which we refer to as “capacity fees” for smaller programs, programs with uncertain premium volume or a program that involves exclusivity.
We select MGAs based on their experience, capacity to provide the necessary services, reputation and financial stability. We regularly monitor the performance of our MGAs to ensure that there is no material deterioration with respect to such factors over time.
Products
Our management contracts with AmTrust enable Kestrel LLC to offer both admitted and surplus lines in all U.S. states. Kestrel LLC generally does not presently assume underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
Sales and Marketing
We source our fronting arrangements from reinsurance brokers and directly with MGAs and their capacity providers. We have been able to leverage our capital base through our traditional distribution channels with only modest sales and marketing efforts and using our existing infrastructure and that of our insurance capacity partners. We historically have been opportunistic and relationship-driven, rather than systematic, with respect to new business generation but have been increasingly actively marketing our services. We continue to build direct relationships with MGAs and capacity providers. We also attend conferences in addition to meetings by our senior executives with capacity providers in London and Bermuda. These meetings and conferences along with the direct marketing campaign with MGAs have produced new business and viable leads.
We do not expect that developing direct relationships will have a negative effect on existing large brokerage relationships. In our experience, brokers typically view fronting deals as opportunistic rather than core to their business and generally accept companies that primarily facilitate insurance transactions utilizing issuing carriers will and must develop direct relationships. We have numerous long-term relationships with MGAs, brokers and reinsurers. Turnover generally occurs when capacity providers choose not to use a fronting arrangement, loss performance deteriorates, an MGA forms its own insurance company, or a capacity provider exits a particular line of business. We have historically been able to more than offset cancelled programs with a combination of new fronting arrangements and organic growth in existing fronting arrangements.
Competition
As the MGA sector continues to expand, the number of competitors fronting and program services business likewise continues to expand. We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience. Our principal competitors are companies such as State National, Transverse, Obsidian, Palomar, Trisura, and Clear Blue Insurance Group, some of which we believe only act as an issuing carrier on a limited basis or if an MGA chooses to use an alternative structure in which the insurer retains the risk as opposed to that which involves an issuing carrier. Unlike us, some of our competitors offer policy administration and increasingly are willing to assume a significant portion of the underwriting risk. We believe the long track record of success of our management team in this market and long-standing relationships would be difficult for a competitor to replicate. We further believe our adherence to underwriting standards which limit the amount of underwriting risk the AmTrust Insurance Carriers are willing to take will ensure our longevity and success in this market.

Legacy Reinsurance Segment
Our Legacy Reinsurance segment consists of primarily reinsurance business previously produced by Maiden, which had been segregated into two reportable segments: AmTrust Reinsurance and Diversified Reinsurance. Business formerly classified in the AmTrust Reinsurance segment is now described as "AmTrust Reinsurance Legacy Business" while business formerly classified in the Diversified Reinsurance segment is referred to as "Diversified Reinsurance Legacy Business" within the new Legacy Reinsurance segment. The table below compares net premiums earned, by the components of our Legacy Reinsurance segment, reconciled to the total consolidated net premiums earned for the year ended December 31, 2025:

For the Year Ended December 31,	2025
($ in thousands)	Net Premiums Earned	% of Total
Diversified Reinsurance Legacy Reinsurance	$7,765	61.3%
AmTrust Reinsurance Legacy Reinsurance	4,908	38.7%
Legacy Reinsurance Segment	$12,673	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Legacy Reinsurance business for the year ended December 31, 2025.
Financial data relating to the geographical areas in which we operate and relating to our principal products by line of business may be found in the Notes to Consolidated Financial Statements - Note 3. Segment Information included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Diversified Reinsurance Legacy Business
Diversified Reinsurance Legacy business comprises a run-off portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, as well as transactions entered into by Genesis Legacy Solutions ("GLS"). Having completed the capital commitment made to GLS, Maiden did not commit any additional capital to new opportunities and continues to run-off the existing accounts underwritten by GLS. GLS continues to wind down the remaining open accounts, with one reinsurance agreement remaining open which is presently in arbitration and one entity completing its run-off.
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”) is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance.
Maiden Reinsurance previously wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and Maiden GF write business within Europe on a primary basis. Net premiums earned by Diversified Reinsurance legacy operating subsidiaries, excluding intercompany reinsurance, for the year ended December 31, 2025 included:

For the Year Ended December 31,	2025
($ in thousands)	Net Premiums Earned	% of Total
Maiden LF	$1,724	22.2%
Maiden GF	2,498	32.2%
Maiden Reinsurance	3,543	45.6%
Total net premiums earned	$7,765	100.0%
On November 29, 2024, Maiden entered into an agreement to sell Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have now entered into an amended sale agreement for the acquisition of only Maiden GF at the previously agreed valuation, The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approvals which are pending.
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
Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please refer to Note 16. Assets Held for Sale included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding the effect of the pending transactions on the Company's Consolidated Financial Statements.

Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes to Consolidated Financial Statements: Note 3. Segment Information included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
AmTrust Reinsurance Legacy Business
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda.
AmTrust Reinsurance Legacy Business includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both of which are in run-off effective as of January 1, 2019, as discussed in Note 10. Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part II Item 8. Financial Statements and Supplementary Data.
On July 31, 2019, Maiden Reinsurance and Cavello Bay Reinsurance Limited ("Cavello") entered into a LPT/ADC Agreement pursuant to which Cavello assumed certain loss reserves as of December 31, 2018 associated with the AmTrust Quota Share, as discussed in Note 8. Reinsurance of the Notes to Consolidated Financial Statements included in Part II Item 8. Financial Statements and Supplementary Data.
Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2019, and minor premium adjustments of underlying policies in run-off, there were no new premiums written within this segment during 2025. Through our reinsurance agreements with AmTrust, we reinsured specific lines of business within these AmTrust business segments:
•Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other low-hazard property and casualty insurance products;
•Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., U.K. and certain other global markets and European hospital liability; and
•Specialty program which includes package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.
Information regarding written and earned premiums by line of business for AmTrust Reinsurance Legacy business may be found in Notes to Consolidated Financial Statements: Note 3. Segment Information included under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
AmTrust Quota Share
Under the AmTrust Quota Share with AII, effective July 1, 2007 and through 2018, we reinsured 40% of AmTrust’s premium written, net of reinsurance with unaffiliated reinsurers, relating to all lines of business that existed on the effective date. We also had the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the AmTrust Quota Share. As AmTrust expanded into new lines of business, pursuant to the terms of the AmTrust Quota Share, we had selectively added some of those lines and opted not to participate in others. Consequently our share of AmTrust's overall gross premiums written declined below 40% over time.
Effective January 1, 2019, the AmTrust Quota Share was terminated on a run-off basis. Also, effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement (which is broadly referred to herein as the "AmTrust WC Commutation") effective July 31, 2019, which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business" and together with the Commuted California Business, "Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance of all of its obligations to AII with respect to the Commuted Business. The Commuted Business did not include any business classified by AII as Specialty Program or Specialty Risk business.
European Hospital Liability Quota Share
On April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC to cover those entities' medical liability business within Europe, primarily in Italy and France. These contracts were terminated on a run-off basis effective January 1, 2019.
For more information, please refer to the Notes to Consolidated Financial Statements - Note 10. Related Party Transactions and Note 17. Business Combination included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Our Principal Operating Subsidiaries
Kestrel Insurance Agency, LLC, a wholly owned subsidiary of Kestrel Group is the fee earning entity providing fronting services to insurance program managers, MGAs, reinsurers, and reinsurance brokers. Kestrel facilitates insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel to offer both admitted and surplus lines in all U.S. states. Kestrel generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
Maiden Reinsurance, a wholly owned subsidiary of Kestrel Group, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. and our principal operating subsidiary which commenced operations in June 2007. Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We are actively engaged with the Vermont Department of Financial Regulation ("DFR") regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR in respect of its business plan. Maiden Reinsurance is subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company.
As of December 31, 2025, Maiden Reinsurance owns 22.4% of the Company's total outstanding common shares and subject to our amended bye-laws, has the ability to vote all of these shares. On April 29, 2025, former Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont DFR.
Maiden NA is our wholly owned U.S. holding company and is domiciled in the State of Delaware.
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as an insurance services company. Maiden Global is organized under the laws of England and Wales. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write income protection insurance on a primary basis in the Scandinavian and Northern European market. Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please refer to Note 16. Assets Held for Sale included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K regarding the effect of the pending transactions on the Company's Consolidated Financial Statements.
GLS is a wholly owned subsidiary of Maiden Reinsurance domiciled in the State of Delaware. GLS Services Company (“GLS Services”) is a wholly owned subsidiary of GLS. GLS, which is in run-off, specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Genesis Legacy Insurance Company (Vermont) Limited, is a wholly owned subsidiary of GLS Services licensed in Vermont, and is the operating entity utilized by GLS to assume portfolios of legacy liabilities.
Risk Management
Our Enterprise Risk Management ("ERM") framework reflects the ‘three lines of defense’ approach to risk management, which involves (1) individual functions having responsibility for identifying and managing risks; (2) the ERM Committee providing oversight and guidance to individual functions; and (3) internal audit performing independent reviews. Our Board has overall responsibility for oversight of the ERM program and has delegated this oversight to its Audit Committee.
Our ERM Committee (comprised of our Chief Executive Officer, President & Chief Financial Officer, Chief Risk Officer and most other senior members of management) monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect our ability to achieve our goals. The ERM Committee continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.
Our ERM program is designed to achieve the following:
•Establish a process to assess strategies and business decisions on a risk/reward basis;
•Establish a risk governance structure with clearly defined roles and responsibilities;
•Identify and assess all material risks from internal and external sources;
•Manage risks within our risk appetite; and
•Effective review and reporting of major loss events.
The first line of defense assists with the identification of risks, creation of appropriate responses to risks, and maintains them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives. The mitigation of risks is achieved through the application and operation of controls, transferring of risk or tolerating risks within risk appetite.
Our internal audit department assesses the adequacy and effectiveness of our risk management framework and mitigating controls and coordinates risk-based audits to evaluate and address risk within targeted areas of our business. The core functions of this department are to (1) assess the adequacy and effectiveness of our internal control systems; (2) coordinate risk-based audits and compliance reviews; and (3) carry out other initiatives to evaluate and address risk within targeted areas of our business. Internal audit integrates testing of the risk management framework into its annual test plans.
Our Audit Committee, comprised solely of independent directors, meets at least quarterly to assess whether management is addressing risk issues in a timely and appropriate manner. The Audit Committee receives a quarterly update on capital and risk management. Our risk appetite and tolerances have been formally approved by the Audit Committee.
As a property and casualty holding company, our insurance subsidiaries are in the business of assuming risk. We are not currently underwriting reinsurance business on prospective risks as we historically have, but have recently underwritten risks on a retroactive basis through GLS. Our primary risks are categorized as follows:
•Strategic risk – the risk that strategic decisions have an unexpected or adverse impact on future earnings or capital adequacy. This includes the ability to deploy capital in order to maximize risk adjusted returns in the most efficient way, without adversely impacting the adequacy of our capital position;
•Insurance risk - the risk that insured losses are higher than our expectations. This includes losses arising from inadequate loss reserves, losses from larger than expected non-catastrophe current accident year losses, and catastrophe losses that exceed our expectation or our reinsurance limits. Maiden Reinsurance is not engaged in active reinsurance underwriting on prospective risks and as a result our insurance risk from premiums is immaterial;
•Investment risk - the risk of loss in our investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities;
•Liquidity risk - the risk that the group does not have sufficient unrestricted or liquid funds to pay losses or meet contractual obligations as they become due; and
•Operational risk - the risk of loss from inadequate or failed internal processes, people, systems and/or external events (i.e. cyber), which also includes legal risks.
Reserve for Loss and LAE
General
We are required by applicable insurance laws and regulations in the U.S. and Sweden and by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities presenting estimates of loss and LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. The loss and LAE reserves on our balance sheet represent management’s best estimate of the outstanding liabilities associated with our premium earned.  In developing this estimate, management considers the results of internal and external actuarial analyses, trends in those analyses as well as industry trends. Our opining independent actuary certifies that the reserves established by management make a reasonable provision for our unpaid loss and LAE obligations.
These amounts include case reserves and provisions for Incurred But Not Reported ("IBNR") reserves. Case reserves are established for losses that have been reported to us, and not yet paid. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves.
We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported loss and LAE and actuarially determined estimates of ultimate loss and LAE.
A variety of standard actuarial methods are calculated to estimate ultimate loss and LAE. The majority of our business is reserved individually by cedant and line of business, with the remainder reserved in homogeneous groupings. Ultimate loss selections are accumulated across the reserve segments, and appropriate actuarial judgment is applied to determine the final selection of estimated ultimate losses. Ultimate losses are converted to IBNR reserves by subtracting inception to date paid losses and case reserves from those amounts. The combined total of case and IBNR results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.
Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for loss and LAE, we analyze a significant amount of internal data and external insurance industry information with respect to the pricing environment and loss settlement patterns.
In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and LAE estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.
For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Loss and LAE" and "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.
Our Financial Strength Rating
We currently do not have a financial strength rating from any of the major rating agencies that cover our industry. A.M. Best has developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects that rating agency’s independent opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation).
As presently constituted, we believe that our current business operations neither require a financial strength rating nor inhibit us from pursuing or achieving our strategic objectives. The Combination may result in the Company pursuing a new financial strength rating in the future, and the lack of a sufficient financial strength rating from one of the major rating agencies may limit or negatively impact our ability to market and sell those products in the future. It may also require us to use collateral more frequently to secure client relationships, which could impact our unrestricted liquidity. Both of these factors would be key considerations as to whether and when we would resume active underwriting of new prospective risks.
Our Employees
On March 6, 2026, we had approximately 44 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, and Sweden. However, upon closing of Maiden GF's pending sale, approximately three remaining employees of both Maiden LF and Maiden GF may transition to the new ownership group.
Regulatory Matters
General
The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets in which we operate.
U.S. Insurance Regulation
Maiden Reinsurance is an affiliated reinsurer organized under the laws of Vermont. Regulatory, supervisory and administrative authority over insurance companies in the United States is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, loss and loss expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden Reinsurance is required to file detailed financial statements and other reports with the Vermont DFR. These financial statements are subject to the supervision, regulation and periodic examination by the Vermont DFR.
State Insurance Department Examinations
Maiden Reinsurance is subject to the financial supervision and regulation of the Vermont DFR. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally not less frequently than once every five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").
Statutory Accounting Principles
Statutory accounting principles ("SAP") are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.
U.S. GAAP is concerned with a company's solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP compared to SAP. Statutory accounting practices established by the NAIC and adopted in part by Vermont will determine, among other things, the amount of statutory surplus and statutory net income of Maiden Reinsurance, and thus determine, in part, the amount of funds that could be available to pay as dividends.
Holding Company Regulation
Maiden Reinsurance is subject to the U.S. statutory holding company laws of Vermont. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system (or group). State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and often require prior notice and non-disapproval by the state insurance department of their domicile. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulations or as required, with the prior approval of the Vermont DFR.
State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. "Control" is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden Reinsurance is domiciled in Vermont where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Vermont DFR and receive approval from the Vermont DFR or rebut the presumption of control before such acquisition.
As of December 31, 2025, Maiden Reinsurance owned 22.4% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. On April 29, 2025, Maiden shareholders approved a proposal to remove the 9.5% voting limitation at the Company's Special Meeting. The ownership of common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont DFR. On April 29, 2025, all proposals related to Maiden’s Combination with Kestrel were approved by Maiden’s shareholders.
Additionally, the NAIC Model Holding Company Act and NAIC Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Vermont DFR adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner. In addition, under the NAIC Model Holding Company Act, as adopted in Vermont, any person divesting control (10% or more ownership) over an insurer must provide 30 days’ notice to the regulator and the insurer. After receipt of the notice, the Vermont Insurance Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the applicable transaction. That law may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of the Company (including Maiden Holdings) (in particular through an unsolicited transaction), even if the shareholders of such parent consider that transaction to be desirable.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Vermont has adopted its version of the ORSA Model Act and the Company believes that a Vermont statutory exemption (8 V.S.A. Section 3586) presently exempts the Company from the requirements of Vermont’s version of the ORSA Model Act, because the Company’s and its group’s annual direct written and unaffiliated assumed premium are less than the applicable threshold.
Vermont also adopted the NAIC’s Corporate Governance Annual Disclosure Model Act ("CGAD"). CGAD requires an annual filing by an insurer or insurance group that provides detailed information regarding their governance practices as well as sample documentation on their corporate governance structure and policies.
Vermont adopted the NAIC Insurance Data Security Model Law (the “Cybersecurity Model Law”), which applies to those licensed, authorized to operate, or registered under Vermont’s insurance law, with limited exceptions. Vermont’s implementation of the Cybersecurity Model Law requires licensees to, among other things, conduct risk assessments based on detailed requirements; develop, implement, and maintain a comprehensive written information security program that includes a cybersecurity incident response plan, monitor emerging threats or vulnerabilities and use reasonable and appropriate security measures when sharing information; include cybersecurity risks in its ERM process; provide cybersecurity awareness training to personnel and update the training as necessary; and respond to cybersecurity events by conducting a prompt investigation and taking reasonable corrective action.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its latest RBC reports on March 5, 2026 for the 2025 calendar year, and the reported RBC levels exceed Vermont's RBC requirements and therefore no regulatory action under the risk-based capital rules is anticipated in the near-term. Maiden Reinsurance has invested excess capital pursuant to its previously articulated business strategy as our RBC requirements permit.

Reinsurance
The ability of an insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, an insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed, certified or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed. States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer's state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral. We are able to take credit for all reinsurance purchased and all cedants are able to take credit for reinsurance they purchase from us.
NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. Maiden Reinsurance only completed its re-domestication to Vermont in 2020, and it is therefore possible that it may produce unusual ratios outside the usual ranges for more than four tests, principally due to the lack of prior year statutory data which is required for many of the ratios to be computed.
State Legislative and Regulatory Changes
From time to time, various regulatory and legislative changes are proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC.
While we are not actively underwriting reinsurance on new prospective risks, our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they may sell insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.
In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us.
In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.
International Standards
U.S. federal and state regulators have committed in principle to adopting international standards with respect to basic regulatory issues such as accounting, risk management and corporate governance. International regulatory considerations are increasingly being deliberated by the NAIC and could increase regulatory burdens for Maiden Reinsurance and have the potential to negatively impact all U.S. insurers, regardless of size. Various trade associations and industry participants are aggressively working to impact the NAIC adoption of these standards. However, the final outcome of these deliberations is unknown at this time.
Federal
Although the regulation of the business of insurance and reinsurance is predominantly performed by the states, federal initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, Dodd-Frank impacts the reinsurance industry in several areas, including tort reform, corporate governance and the taxation of reinsurance companies. Dodd-Frank also prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.

On January 13, 2017, the U.S. Department of the Treasury ("U.S. Treasury Department") and the office of the U.S. Trade Representative, ("USTR"), announced the successful completion of negotiations for a "covered agreement" in the meaning of the Dodd-Frank Act for the U.S. and an Agreement under Article 218 of the Treaty on the Functioning of the European Union for the EU ("Covered Agreement"). The agreement covers three areas of prudential oversight: (1) reinsurance; (2) group supervision; and (3) the exchange of information between insurance supervisors.
On September 22, 2017, the U.S. Treasury Department, USTR, and the EU formally signed the Covered Agreement. The agreement requires states to eliminate reinsurance collateral within five years or risk preemption. In exchange, the EU will not impose local presence requirements on U.S. firms operating in the EU, and effectively must defer to U.S. group capital regulation for U.S. entities of EU-based firms. The U.S. Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including capital, group supervision and reinsurance. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation, which implement the reinsurance collateral provisions of the Covered Agreements with the EU and the U.K. While Bermuda was not covered under this agreement, it was approved as a Reciprocal Jurisdiction by the NAIC effective as of January 1, 2020.
Sweden Insurance Regulation
Maiden LF and Maiden GF are subject to regulation and supervision by Finansinpektionen, the Swedish financial supervisory authority (“Swedish FSA”). As Sweden is a member of the EU, the Swedish FSA supervision is recognized across all locations within the EU. Generally, the Swedish FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, passporting permissions, approval of directors and officers, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
United Kingdom Insurance Regulation
The U.K. left the EU on January 31, 2020 ("Brexit"). Maiden LF and Maiden GF subsequently established branches in the U.K. to enable us to continue underwriting in the U.K. post-Brexit. The branches were initially accepted into the U.K.'s Temporary Permissions Regime which allowed them to continue to write insurance in the U.K. In May 2022, both branches were authorized by the Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Both branches are now authorized and regulated by the PRA and FCA. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
Certain Bermuda Law Considerations
The Beneficial Ownership Act 2025 of Bermuda, as amended (“Bermuda BOA”)came into operation on November 3, 2025. The Bermuda BOA consolidated and simplified Bermuda’s beneficial ownership regime and introduced new roles and powers for the Bermuda Registrar of Companies.Pursuant to the Bermuda BOA, every legal person shall establish and maintain in accordance with the Bermuda BOA a beneficial ownership register and shall enter in its beneficial ownership register the minimum required information in respect of every registrable person. A legal person whose shares or interest are listed on an appointed stock exchange (which includes the NASDAQ), and any subsidiary of such legal person, is exempted from the application of the Bermuda BOA.

Notwithstanding the exemption noted above, a legal person exempted from the Bermuda BOA shall confirm their exempted status with the Bermuda Registrar of Companies and file with the Bermuda Registrar of Companies("Registrar")proof of that exemption, including the name and jurisdiction of the relevant stock exchange on which the legal person is listed.
The Economic Substance Act 2018, as amended (“ESA”) impacts every Bermuda registered entity engaged in a “relevant activity” and requires them to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) are deemed a relevant activity. To the extent that the ESA applies to Maiden Holdings, we are required to demonstrate compliance with economic substance requirements that we have “adequate” economic substance in Bermuda, and we must file an annual economic substance declaration with the Bermuda Registrar of Companies ("Registrar") on that basis. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU member state or other jurisdiction in which the entity has its holding entity, its ultimate parent entity, an owner or beneficial owner of the information filed by the entity with the Registrar, face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
The Terrorism Risk Insurance Program Reauthorization Act of 2019
Terrorism Risk Insurance Act of 2002 ("TRIA"), which was previously amended and extended in 2005, 2007, 2015 and again in 2019 by the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law renewed the prior federal terrorism risk insurance program. It was extended through December 31, 2027 with certain modifications in the provisions of the expiring program. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers. TRIPRA has impacted some of our reinsurance clients, but not all due to the lines of business covered by TRIA. Also, in general, our reinsurance contracts contain inuring language regarding any potential recoveries from TRIA. Additional material for TRIA and TRIPRA, including U.S. Treasury Department issued interpretive letters, are found on the U.S. Treasury Department’s website.

Taxation of the Company and its Subsidiaries
The following summary of certain taxation matters is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. The discussion below covers only the principal locations in which the Company or its subsidiaries are subject to taxation.
United States of America

Notwithstanding its organization in Bermuda, Kestrel Group is subject to taxation in the U.S. as a domestic corporation. As a result, all of the Company’s earnings generally are subject to U.S. taxation. The Tax Cuts and Jobs Act (the "2017 Act") reduced the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax and limited the deductibility of interest expense, among other things. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the 2017 Act also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. The 2017 Act also includes a base erosion and anti-abuse tax (the "BEAT") that could make affiliate reinsurance between U.S. and non-U.S. members of our group economically unfeasible. Various aspects of the 2017 Act have been modified by subsequent legislation. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. New regulations or pronouncements interpreting or clarifying existing or future legislation may be forthcoming as well. We cannot be certain if, when or in what form any such legislation, regulations or pronouncements may be provided and whether they will have a retroactive effect.
Bermuda
Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act.
The Minister of Finance, under The Exempted Undertakings Tax Protection Act, 1966 has given Kestrel Group an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Kestrel Group, or any of its respective operations or its respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by it) until March 31, 2035. Any liability for tax imposed under the CIT Act shall apply notwithstanding any assurance given pursuant to EUTPA.

Sweden
Maiden LF and Maiden GF are subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 20.6%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced because of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by The Organisation for Economic Co-operation and Development ("OECD"). Other than Maiden LF and Maiden GF, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.
United Kingdom
Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch are tax residents in the U.K. and are currently subject to corporation tax in the U.K. on their trading and other taxable profits. The main rate of U.K. corporation tax is 25%. Non-U.K. resident corporations are within the scope of corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed previously by Maiden Global was underwritten by Maiden Reinsurance. Other than in respect of Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Any U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.

Where You Can Find More Information
We maintain our principal website at www.kestrelgroup.com. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Kestrel Group Ltd, 11 Bermudiana Road, Suite 1141, Hamilton, Bermuda HM 08, Attention: Corporate Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.
Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. Any shareholder or other interested party who desires to contact any member of the Board (or our Board as a group) may do so in writing to the following address: Kestrel Group Ltd, 11 Bermudiana Road, Suite 1141, Hamilton, Bermuda HM 08, Attention: Corporate Secretary. Communications are distributed to the Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.

Item 1A. Risk Factors.
Our business is subject to a number of risks that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. Some statements in the risk factors constitute forward-looking statements.
Risks Relating to Our Business
We have significant levels of debt service and operating expenses that may make it difficult to produce an operating profit.
Our ability to generate operating profits may be adversely affected by the level of our debt service obligations and operating expenses. We incur significant fixed costs, including interest and principal payments on outstanding indebtedness, as well as substantial operating expenses associated with maintaining our insurance operations, distribution channels, technology infrastructure, regulatory compliance, and administrative functions. These obligations must be satisfied regardless of our revenue levels or underwriting performance.
As a result of the Combination, the Company has significant levels of debt service and operating expenses which Maiden had previously incurred. Maiden had issued debt when it was a significantly larger company with much higher revenue levels and that interest expense totals $19.1 million annually. The Company is also incurring significant levels of non-payroll expenditures related to multiple ongoing legal matters, costs associated with its reinsurance recoverables, corporate insurance and other expenditures. In addition, as a regulated, public company, the Company must maintain significant staffing levels to ensure it has an adequate control environment and can fulfill its obligations as a regulated public company. Despite current growth in the Company’s Program Services agreement, our revenues are currently insufficient to offset those fixed costs. We continue to take measures to reduce expenses where appropriate and believe our revenue will continue to grow to an acceptable level to ultimately produce an operating profit, but it may take several periods for that to occur.
If our premium revenue, investment income, or other sources of operating income are insufficient to cover these costs, our operating results could be materially adversely affected. Elevated debt service requirements reduce our financial flexibility and may limit the capital available to support growth, invest in strategic initiatives, or absorb adverse developments in claims experience or investment performance. In addition, increases in interest rates, refinancing costs, or operating expenses could further increase our cost structure. As a result, our significant debt service and operating expense obligations may make it more difficult for us to achieve or sustain operating profitability, particularly during periods of unfavorable increased claims, adverse reserve development, lower investment returns, or broader economic or market volatility. If we are unable to generate sufficient income to meet these obligations while maintaining adequate capital levels required by regulators and rating agencies, our financial condition, results of operations, and business prospects could be materially adversely affected.
Program Services
The AmTrust Insurance Companies may not be able to recover amounts due from reinsurers, which would adversely affect our financial condition.
We are a specialty program group offering fronting arrangements to domestic and foreign insurers that want to access specific U.S. property and casualty insurance business, which are collectively referred to as “capacity providers,” and we generally reinsure on a quota share basis up to 100% of the risk under these policies issued by the AmTrust Insurance Companies in exchange for fees. We presently write business exclusively through the AmTrust Insurance Companies, all subsidiaries of AmTrust through which we have been writing our business, and we currently have an option to acquire the AmTrust Insurance Companies from AmTrust.
The AmTrust Insurance Companies reinsure a substantial portion of the underwriting and operating risks in connection with our fronting arrangements to capacity providers. We generally recommend either well capitalized, highly rated authorized capacity providers or capacity providers that post collateral and/or obtain guarantees to secure the reinsured risks on the policies issued by the AmTrust Insurance Companies. However, if any of the capacity providers becomes insolvent, are unwilling or unable to post collateral, or otherwise refuse to reimburse losses paid to these policyholders in a timely manner, the corresponding impact to our ability to continue writing business through the AmTrust Insurance Companies could materially adversely affect our financial condition and results of operations.
Although the AmTrust Insurance Companies will ultimately take the risk of insolvency or other failure to pay by a capacity provider, any adverse impact to the business, financial condition, results of operations and prospects of the AmTrust Insurance Companies may have an adverse impact on our financial condition and results of operations as we are and continue to be reliant on the AmTrust Insurance Companies to write our business. For example, any risks or difficulties that result in a negative impact on the financial strength ratings, licenses or reputation of any of the AmTrust Insurance Companies may limit or restrict our ability to continue to write business on behalf of our capacity providers, which in turn may have a material and adverse impact on our ability to generate fee revenues and on our financial condition, results of operations and prospects.
If market conditions cause reinsurance to be more costly or difficult to obtain, we may be required to bear increased risks or reduce the level of our underwriting commitments.
We provide access to the U.S. property and casualty insurance markets in exchange for fees through our fronting business by providing access to the AmTrust Insurance Companies with expansive licensing and an “A-” (Excellent) rating by A.M. Best through our relationship with AmTrust. As part of our business strategy, we recommend to the AmTrust Insurance Companies reinsurance for a substantial portion of underwriting risk, credit risk and business risk related to our fronting business. We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized fronting model in the future. A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by general agents could limit the amount of fronting business we could write through the AmTrust Insurance Companies and materially and adversely affect our business, financial condition, results of operations and prospects.
Our inability to maintain the strategic relationship with AmTrust could adversely affect Kestrel Group’s business.
AmTrust currently owns approximately 7.8% of the issued and outstanding Kestrel Group common shares and selected three directors who serve on the Kestrel Group board. See Note 10. Related Party Transactions for more details. We presently write business on a fronting basis exclusively through the AmTrust Insurance Companies who cede up to 100% of the underwriting risk associated with the business. We oversee the placement of effective insurance policies in exchange for a fee based on gross premiums written. In addition, AmTrust provides additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, we are substantially dependent upon this strategic partnership with AmTrust, and any inability to maintain such relationship with AmTrust or to exercise the option to acquire the AmTrust Insurance Companies from AmTrust would materially adversely affect our business. These contractual arrangements may terminate or be terminated under certain circumstances. There is no assurance that AmTrust will not, due to disagreements or dissatisfaction with our management or the economic terms of our arrangement, terminate these contractual arrangements, and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms, if at all. If we are not able to find other insurance carriers with similar financial strength ratings with which we could partner, our ability to write new and renewal business would be significantly impacted and would have a material and adverse effect on our business, financial condition, results of operations and prospects.
Regulators may challenge our use of fronting arrangements in states in which our capacity providers are not licensed.
We enter into fronting arrangements via the AmTrust Insurance Companies with general agents and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity providers are not licensed or are not authorized to write particular lines of insurance. The capacity providers or the general agents administer the business, settle all claims and reinsure a substantial portion of the risks. We receive fees but generally will not share in the profits or losses of the business we write for the capacity providers unless Maiden Reinsurance participates on a quota share basis to a limited extent in certain programs. Some state insurance regulators may object to such fronting arrangements. In certain states, insurance regulators have the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states without such prohibition could still deem the assuming insurer as transacting insurance business without a license and the issuing carrier as aiding and abetting the unauthorized sale of insurance.
If regulators in any of the states where we conduct our fronting business were to prohibit or limit the arrangement, we would be prevented or limited from conducting the business for which a capacity provider is not authorized in those states, unless and until such capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on our business, financial condition, results of operations and prospects.
While it is expected that the fronting business will be ceded to a number of unaffiliated reinsurers, Maiden Reinsurance may be ceded a small percentage of the reinsurance, subject to prior approval from the Vermont Department of Financial Regulation ("Vermont DFR") of our ability to reinsure the business that we expect to underwrite. If the Vermont DFR fails to provide this approval, or places certain limitations on such approval, we may not be able to operate our fronting business efficiently, which could reduce our effectiveness in the marketplace.
In addition, the Vermont DFR may place certain restrictions on our fronting business, such as requiring Maiden Reinsurance to no longer be licensed as a captive or affiliated reinsurer. Such limitations could further impact our ability to operate our fronting business, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state. A state insurance regulator might not view the NRRA as preempting a state regulator’s determination that an unauthorized reinsurer must obtain a license or that any statute prohibits us from doing fronting business. However, such a determination or a conflict between state law and the NRRA could cause regulatory uncertainty about our fronting business, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.
State insurance regulation could materially adversely affect our business.
Some states have adopted changes to their insurance laws and regulations that permit insurers to obtain credit for reinsurance from reinsurers who are able to post reduced collateral if they satisfy certain requirements, including specific rating criteria. We require many of our capacity providers to post collateral to secure their reinsurance obligations to the AmTrust Insurance Companies. If regulatory changes are adopted in the states in which the AmTrust Insurance Companies are domiciled that permit non-admitted reinsurers to post reduced or no collateral in order for the insurer to obtain credit for that reinsurance, it may become more difficult for us to obtain collateral from our capacity providers who meet the applicable rating agency requirements, which could materially and adversely affect the amount of business that we can write through the AmTrust Insurance Companies.
In addition, state insurance regulators maintain broad discretion to deny, delay, suspend, non-renew or revoke licenses for various reasons, including violation of regulations. In some instances, where there is uncertainty as to applicability, we may follow practices based on interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all regulated activities or could otherwise penalize us. In particular, Kestrel Insurance Agency, LLC (“Kestrel Insurance Agency”), which is licensed as a reinsurance broker and general lines agent by the Texas Department of Insurance, has entered into a management agreement with AmTrust that governs our fronting arrangement with each of the AmTrust Insurance Companies. If either of these licenses is suspended, non-renewed or revoked, we may be unable to maintain our fronting arrangement with AmTrust and, further, we may be unable to exercise our option to acquire the AmTrust Insurance Companies from AmTrust. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.
Insurers are also regulated by state insurance departments for solvency issues and are subject to reserve requirements. We cannot guarantee that all of the AmTrust Insurance Companies comply with regulations instituted by state insurance departments. We may need to expend resources to address questions or concerns regarding our relationships with the AmTrust Insurance Companies, diverting management resources away from operating our business.
The general lines of authority or business we are licensed to conduct, as well as the rates charged under the policies we write through the AmTrust Insurance Companies, will be subject to prior regulatory approval in most of the states in which we operate.
We are impacted by the regulation of the AmTrust Insurance Companies. Admitted insurance companies are subject to various state laws that govern organization, licensing, capitalization, policy forms, rate approvals and claims handling. Since the AmTrust Insurance Companies are admitted in most of the states in which we operate, we may need to obtain prior regulatory approval of general lines of authority or business we may be lacking in such states, as well as prior regulatory approval of program-specific insurance rates charged to our insureds and our clients’ insureds in such states, including any increases in the rates. The timing of such approval processes, as well as the willingness of insurance regulators to approve licensing changes or rate increases, can impact the profitability of new policies written by us, which in turn can cause fluctuations in our revenue and earnings. If we are unable to obtain approval for the requested licensing or rate changes, or if such approval is delayed, our financial condition, results of operations and liquidity may be adversely affected.
We may change our strategy without shareholder approval.
Our management team has the authority to change our strategy without notice to shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in us pursuing a strategy that may be materially different from the current strategy.
We have a limited operating history and may not be able to manage our growth effectively.
We intend to continue to grow our business, which could require additional capital, systems development and skilled personnel. However, our limited operating history may make it difficult to evaluate our current capital structure and future capital requirements, which may have an adverse impact on potential strategic initiatives. We will encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. Our inability to manage these risks successfully may have a direct impact on our ability to exercise the option to acquire the AmTrust Insurance Companies from AmTrust, as we must be able to meet our capital needs, expand our systems and internal controls effectively, allocate our human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business we may acquire in our effort to grow. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity.
Our results of operations presently depend on the continued capacity of the AmTrust Insurance Companies to adequately and appropriately underwrite risk and provide coverage. Capacity could be reduced by the AmTrust Insurance Companies failing or withdrawing from writing certain coverages that we offer and we have limited control over these matters. In addition, to the extent that reinsurance becomes significantly more expensive, we may experience restrictions and limitations on our ability to continue to write the amount or types of business we anticipated, which could have a negative impact on our ability to generate fee revenue and adversely affect our financial condition and results of operations.
A decline in the financial strength rating or financial size category of our fronting companies may adversely affect our financial condition and results of operations.
Each of our fronting companies has an “A-” (Excellent) financial strength rating and a XV financial size category from A.M. Best. A downgrade or withdrawal of the financial strength rating or reduction in the financial size category of any of Kestrel Group’s fronting companies could cause current and future general agents and insureds to choose other competitors and could severely limit or prevent writing of new and renewal insurance contracts.
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
As we leverage our strategic relationship with such fronting companies for lines of business that require an “A-” financial strength rating from A.M. Best, any downgrade or withdrawal of any insurance carrier’s rating could have a material adverse effect on our business. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is neither an evaluation directed to investors nor a recommendation to buy, sell or hold stock or any other securities an insurance group may issue.
There can be no assurances that our fronting companies will be able to maintain this rating. Any downgrade in ratings would likely materially adversely affect our business adversely through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If such fronting companies lose their “A-” rating, we may need to secure a new fronting arrangement or risk losing the business of our capacity providers to higher rated issuing carriers.
We derive a significant portion of our fee revenues from a limited number of general agents and capacity providers, the loss of which could result in our inability to continue to write a significant portion of the current business, additional expense and a material decrease in fee revenues. The loss of business provided by any one of them could materially adversely affect our business, financial condition, and results of operations.
A significant portion of our total fees are derived from a limited number of general agents and we are heavily reliant upon these general agents to generate revenues. The decision of any such general agent to seek to terminate its arrangements with us or to otherwise decrease the volume of business we write through them, could result in additional expense and a material decrease in the amount of fee revenues we are able to generate. In addition, if we are unable to collect fees under these arrangements due to insolvency, dispute or other unwillingness or inability of any of our general agents to meet their obligations to our business, financial condition, results of operations or prospects could be materially and adversely affected.
We offer fronting arrangements to both general agents and capacity providers. Capacity providers may be either independent or under common control with a particular general agent. An independent capacity provider may reinsure a single book or multiple books with various general agents. A single general agent may control a single book with one capacity provider or multiple books with various capacity providers.
Other insurance companies compete with us for this business. These capacity providers and general agents may choose to enter into fronting arrangements with such competitors, and the general agents or capacity providers may terminate fronting arrangements with us if they no longer need access to our fronting capacity. Relationships with clients, including general agents and capacity providers, are generally governed by agreements that may be terminated on relatively short notice.
Given our reliance on a small group of capacity providers and general agents, a significant decrease in business from, or the entire loss of, any of them would cause us to lose premium and fees and require us to seek additional capacity providers or general agents or to replace the lost premium and fees. If we are unable to do so, our business, financial condition, results of operations and prospects would be materially and adversely affected.
Failure of capacity providers or general agents to properly market, underwrite or administer policies could materially adversely affect our business, financial condition, results of operations and prospects.
The marketing, underwriting, claims administration and other administration of policies will be the responsibility of our capacity providers or general agents. Any failure by them to properly handle these functions could result in liability to the AmTrust Insurance Companies, which may have an adverse impact on our financial condition. Even though these capacity providers or general agents may be required to compensate the AmTrust Insurance Companies for any such liability, there are risks that any such failure could create regulatory or reputational issues for the AmTrust Insurance Companies, which could limit or restrict our ability to continue to write business on behalf of our capacity providers. Any such limitations or restrictions could materially and adversely affect our business, financial condition, results of operations and prospects.
We may not be successful in building more direct relationships with general agents and capacity providers.
We may rely on our relationship-driven channels to generate new fronting business. In addition, we may rely on brokers to identify general agents in need of fronting. Although we build direct relationships with general agents and capacity providers and hire additional fully-dedicated sales staff, we may not be successful in our efforts to expand our fronting business.
We may face increased competition.
We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience. Our ability to compete and remain profitable will depend, in part, on our maintaining business relationships with clients (including general agents and capacity providers), and on our ability to offer insurance solutions and maintain financial strength ratings through the AmTrust Insurance Companies that meet the requirements and preferences of clients. Our principal competitors include State National, Transverse, Obsidian, Palomar, Trisura, and Clear Blue Insurance Group. Unlike us, some of our competitors may offer policy administration or other services or be willing to take on significant underwriting risk. There is already active competition for business and any increase in competition could materially and adversely affect our business, financial condition and results of operations.
Some of our fronting arrangements may contain limits on the reinsurer’s obligations.
While we recommend reinsurance for a substantial portion of the risks inherent in our fronting programs, Kestrel Group will, in certain cases, recommend that the AmTrust Insurance Companies enter into program fronting transactions that contain limits on reinsurer obligations, including exclusion of certain coverages, loss ratio caps, per occurrence or aggregate reinsurance limits or exclusion of the credit risk of general agents. To the extent losses under these programs exceed the prescribed limits, the

AmTrust Insurance Companies will be liable to pay the losses in excess of such limits, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Catastrophic losses may exceed expectations.
Our insurance business may be subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots and hazardous material releases. The incidence and severity of these events are inherently unpredictable, and our losses from catastrophes could be substantial. Although we reinsure a substantial portion of the underwriting risk through our capacity providers, a catastrophe loss could impair the ability of one or more of such capacity providers to pay all of the reinsured claims, in which case the AmTrust Insurance Companies would be responsible for paying any claims not paid by our capacity providers. The consequence may include substantial volatility in the financial condition or results of operations of the AmTrust Insurance Companies for any fiscal quarter or year, which could have a material and adverse effect on its business, financial condition, results of operations and prospects or its ability to write new business. Any limitations or restrictions on the ability of the AmTrust Insurance Companies to continue to write new business may have a material impact on our ability to write new business for our capacity providers, in particular, if we are unable to find a suitable replacement for the loss of any insurance capacity from the AmTrust Insurance Companies. Our inability to continue to write new business could materially and adversely affect our business, financial condition, results of operations and prospects.
We rely on third-party service providers that provide the infrastructure for our technological systems, and any failure to maintain these relationships could harm our business.
Information technology systems form a key part of our business and accordingly we are dependent on our relationships with third parties that provide the infrastructure for our technological systems. For example, as previously noted, AmTrust is providing services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, which includes compliance, data reporting, data flow and information technology systems. If these third parties experience difficulty providing the services we require or meeting our standards for those services, or experience disruptions or financial distress or cease operations temporarily or permanently, it could make it difficult for us to operate some aspects of our business. In addition, such events could cause us to experience increased costs and delay our ability to provide services until we have found alternative sources of the services provided by these third parties. If we are unsuccessful in identifying high-quality partners, if we fail to negotiate cost-effective relationships with them or if we ineffectively manage these relationships, it could materially and adversely affect our business, operating results, financial condition and prospects.
If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core operational and technological infrastructure, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.
Legacy Reinsurance
Maiden’s reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on Kestrel Group’s results of operations or financial condition.
At December 31, 2025, Maiden had $459.8 million of recoverables due from one reinsurer, Cavello, consisting of losses recoverable from Cavello under a retrocession agreement of $32.8 million and reinsurance recoverable on unpaid losses under an adverse development cover agreement of $427.0 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the LPT/ADC Agreement with Cavello on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with a quota share reinsurance agreement between certain insurance subsidiaries of Maiden and AmTrust that went in run-off effective January 1, 2019, subject to additional collateral funding requirements.
As of December 31, 2025, the amount of collateral required was $362.5 million. See Note 8. Reinsurance for additional information regarding these reinsurance and collateral arrangements with Cavello. Maiden’s reinsurers may not pay losses in a timely fashion, or at all. Either of these events would increase Kestrel Group’s costs and could have a material adverse effect on Kestrel Group’s business, financial condition, results of operations and prospects.
On July 18, 2025, the Company received correspondence from Cavello disputing the dates of loss assigned by Maiden Reinsurance’s cedant in the underlying reinsurance contract to a significant number of claims regarding certain coverage. In that correspondence, Cavello asserts that $46.7 million in identified claims and approximately $25.0 million in potential additional claims would fall outside the applicable coverage and reserves all of its rights under the applicable agreements if these matters are not resolved. This correspondence and the asserted amounts resulted from an audit requested by Cavello in December 2024 pursuant to its rights under the LPT/ADC Agreement. The Company continues to discuss and exchange information with Cavello on these matters and believes the terms of the LPT/ADC Agreement support both the Company’s position on the dates of loss and the current reinsurance recoverable Maiden Reinsurance has recognized for these claims. At this time, the Company cannot predict the outcome of these issues.

The failure of any of the loss limitation methods we have employed or could employ in the future could have a material adverse effect on our results of operations or financial condition.
We seek to limit loss exposure through loss limitation provisions in policies we write, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to ensure that our policies are legally interpreted as intended. These contractual provisions may not be enforceable in the manner expected and disputes relating to coverage may not be resolved in our favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses that we incur could be materially higher than expected and our financial condition and results of operations could be adversely affected.
If we are unable to establish and maintain accurate loss reserves, our business, financial condition, results of operations and prospects may be materially and adversely affected.
There is inherent uncertainty in the process of establishing insurance loss reserves. As a result of these uncertainties, the ultimate paid loss and LAE may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our consolidated and combined financial statements. To the extent that loss and LAE exceed estimates, we will be required to immediately recognize any retained unfavorable development and increase loss reserves, with a corresponding reduction in our net income in the period in which the reserve levels are increased. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material and adverse effect on our business, financial condition, results of operations and prospects.
We may be adversely impacted by claims inflation.
Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of claims inflation because premiums are established before the ultimate amounts of loss and LAE are known. Although we consider the potential effects of claims inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for loss and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent claims inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
Maiden Reinsurance’s legacy business is subject to risks related to litigation. Losses from legal and regulatory actions may have a material adverse effect on our reputation, which in turn may have a material adverse effect on our results of operations, cash flows, financial condition and prospects.
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
We may be subject to litigation from security holders due to the diminution in value of our securities as a result of our operating results and financial condition. For example, in 2019 certain security holders of Maiden filed a class action alleging that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust and that certain of Maiden’s representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, which caused Maiden’s share price to fall. See Note 11. Commitments, Contingencies and Guarantees for additional information regarding this class action and other legal proceedings.
Defending against these actions may require Maiden to utilize significant resources in its defense as well as result in a significant amount of time by senior management. In addition, any reserves established for pending litigation may be insufficient, in particular, in the event of an adverse resolution of one or more such lawsuits or arbitrations, which could have a material adverse effect on our results of operations, cash flows, financial condition and prospects.
Liquidity, Capital & Investments
We may not have sufficient unrestricted liquidity to meet our obligations and favorable terms to obtain additional capital may not be available.
We are a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at our subsidiaries, including debt service payments and other expenses. The cash consideration and related significant professional expenses associated with completing the Combination, however utilized substantial amounts of our current unrestricted liquidity.
While we continue to expect our cash flows to be sufficient to meet our cash requirements to operate our business, as our reinsurance liabilities continue to run-off, our balance sheet increasingly consists of more illiquid investments which we are seeking to dispose of in exchange for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may restrain our liquidity further and we may need to consider alternative measures to ensure we continue to fulfill those obligations.
As of December 31, 2025 and as of the date hereof, our insurance subsidiaries' ability to make distributions require the prior approvals of their respective domestic regulators. We have and may need to borrow funds from our subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.

Maiden Reinsurance uses trust accounts, loan receivable from related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2025, restricted cash and cash equivalents and fixed maturity investments used as collateral were $163.9 million and represents 91.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. This excludes the net loan receivable from related party of $86.9 million that is also being used as collateral on the AmTrust Quota Share. On a consolidated basis, the Company had $16.3 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2025.
Based on our current estimate of 2026 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our outstanding publicly-traded senior notes which were issued in 2013 (the "2013 Senior Notes") by Maiden NA in the principal amount of $152.4 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and our outstanding publicly-traded senior notes which were issued in 2016 (the "2016 Senior Notes") in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes").
We also have total unfunded commitments on alternative investments of $24.8 million at December 31, 2025 which included commitments for other investments, private equity securities and equity method investments.
However, should our operating results deteriorate, should alternative assets expected to monetize in 2026 not occur as expected, should additional collateral be required under our contractual arrangements with reinsured prior to the receipt of recoveries under reinsurance agreements we have entered into or should excess collateral under those arrangements not be returned to the Company quickly enough, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
Our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.
In addition to fixed maturity securities, as a result of the Combination with Maiden, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments.
At December 31, 2025, approximately 54.8% of our total cash and investments were categorized as equity securities, other investments and equity method investments on our consolidated balance sheets compared to 0% as of December 31, 2024. We do not presently expect to make further new commitments to alternative investments in future periods and have accordingly reduced our commitments to $24.8 million to future alternative investments as of December 31, 2025.
These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
We have also invested, and from time to time may continue to make investments in joint ventures and in other entities that we do not control. In these investments, many of which are accounted for using the equity method, we may lack management and operational control over the entities in which we are invested, which may limit our ability to take actions that could protect or increase the value of our investment. In addition, these investments may be illiquid due to contractual provisions, and our lack of operational control may prevent us from obtaining liquidity through distributions from these investments in a timely manner or on favorable terms.
Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, please see Item 7. "Management's Discussion & Analysis: Liquidity and Capital Resources - Cash & Investments".
Typically, there is not a public market for these alternative investments and other similar investments in which Maiden has invested. As a result, certain of these securities are valued quarterly at fair value based on assessments from our third-party valuation firms. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio are, to a certain degree, subjective and dependent on the valuation process of these third-party valuation firms. Certain factors that may be considered in determining the fair value of certain of Maiden’s alternative investments and other similar investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates by our third-party valuation firms. Maiden holds a high level of illiquid investments and has a high proportion of assets that are fair valued relative to other assets which requires our third-party valuation firms to rely on a high degree of unobservable valuation inputs. In addition, the review of fair valuations of certain of these alternative investments and other similar investments requires a high degree of auditor judgment and extensive effort to audit management’s determination of fair value of such alternative investments and other similar investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of such investments which may differ from the valuation techniques and inputs utilized by us and third-party valuation firms and/or may change over time. The effect of all these factors on our portfolio may reduce our net asset value by increasing unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, alternative or “other” investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to Maiden’s insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to make capital distributions to us, which in turn could adversely affect our business, financial condition, results of operations and prospects.
We may require additional capital and liquidity in the future, which may not be available on favorable terms or at all.
Our future capital and liquidity requirements will depend on many factors. We also may not be able to grow significantly without additional capital. We may also require additional sources of liquidity if we are unable to sufficiently monetize our alternative investments either sufficiently and/or on a timely basis. Our future business needs therefore are uncertain and we may need to raise additional funds to further capitalize Maiden Reinsurance or our other entities.
We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into reinsurance agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured or secured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. Recent turbulence in financial markets due to higher interest rates along with tighter credit underwriting may limit our ability to access the credit or equity markets. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
We no longer have an S&P rating or A.M. Best rating. The absence of credit ratings on our outstanding securities could impact our ability to obtain additional debt or hybrid capital at reasonable terms or at all. Credit ratings are an opinion by third parties of our financial strength and ability to meet ongoing obligations to our future policyholders. The lack of a credit rating may make it difficult for investors to evaluate an investment in our securities and for us to raise additional capital in the future on acceptable terms or at all. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Finally, our operating results in the last several years may make investors reluctant to commit capital to us at reasonable valuations and/or pricing. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Establishing a credit rating on our securities, if needed in the future, may be difficult to obtain.
The availability of additional financing will also depend on a variety of other factors such as market conditions, the general availability of capital, the volume of trading activities and the overall availability of capital to the financial services industry. As such, we may be forced to delay raising capital, issue shorter maturity securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we cannot obtain adequate capital, our liquidity, business prospects, results of operations and financial condition could be adversely affected.
Performance of our investment portfolio will be subject to a variety of investment risks.
Our operating results will be affected, in part, by the performance of our investment portfolio. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to manage investment risks, we may not be able to fully or effectively mitigate interest rate sensitivity. Despite any mitigation efforts, a significant change in interest rates could have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, the performance of our investment portfolio will generally be subject to other risks, such as the:
• deterioration in the financial condition, operating performance or business prospects of one or more issuers of our fixed-income securities;
• heavy concentration of the investment portfolio in the securities of a few issuers, sectors or industries;
• inability to convert investment securities into cash on favorable terms and on a timely basis; and
• general movements in the securities markets.
A substantial decline in the value of our investment portfolio could have a material and adverse effect on our business, financial condition, results of operations and prospects.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2025, total investments of $381.8 million represented 95.7% of our total cash and investments. Total investments included other investments of $173.4 million, or 45.4% of our total investment portfolio, comprised of a combination of private credit funds, private equity funds, other privately held investments and investments in direct lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
Our Board has established our investment policies, including the purchase of affiliated securities, approved by the Vermont DFR, and our executive management is implementing our investment strategy with the assistance of our investment managers. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure of these managers to follow our investment policy guidelines, a failure to maintain proper internal controls, technological and staffing deficiencies and inadequate disaster recovery plans.
A substantial portion of our investment portfolio consists of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our fixed maturity investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency MBS included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the fair market value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. In addition, a declining interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates which reduces our overall profitability.
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. As a result of the LPT/ADC Agreement, the duration of our liability for loss reserves will be materially shortened and if we do not correspondingly shorten the duration of the investments in our fixed maturity investment portfolio, our risk of exposure to unexpected changes in interest rates could adversely affect our operations and financial condition.
At December 31, 2025, these respective durations in years were as follows:

At December 31,	2025
Fixed maturities and cash and cash equivalents	1.0
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.2
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.7
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.
We believe we have historically mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. Our business has undergone significant changes since 2019, which have transformed our operations and materially reduced the risk on our balance sheet. As a result, our gross and net premiums written will continue to be materially lower going forward and investment income will continue to be a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
However, we generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.
The determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect.
We hold a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment used in measuring fair value. The assumptions used by management to measure fair values could turn out to be inaccurate and the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than our estimates of fair value. We review our investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may prove to be materially incorrect, which may result in us recognizing additional losses in the future as new information emerges or recognizing losses in the current period that may never materialize in the future in an orderly transaction with a willing market participant.
A decrease in the fair value of our subsidiaries may result in future impairments.
The determination of impairments taken on our investments and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Collateral arrangements with ceding insurers may subject our assets to security interests, pledges or other restrictions which may result in lower investment yields and may adversely affect our profitability.
Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from these assets, while held in trust, accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to the Company under U.S. law in the State of Vermont. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.
Operations & Technology
Technology breaches or failures, including, but not limited to, those resulting from cyber-attacks on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
Our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Our information technology systems include the Internet and third-party hosted services. We use information systems to process financial information and results of operations for internal reporting purposes and for regulatory financial reporting, legal and tax requirements. We also use information systems for electronic communications with customers and our various locations.
A shutdown or inability to access one or more of our facilities, a power outage, a security breach, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. These incidents could be caused by malicious or disruptive software, computer hackers, rogue employees, cyber-attacks, failures of telecommunications systems or other catastrophic events. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners will depend on information technology and electronic information exchange. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy any damage caused to repair or replace information systems.
Our information systems may be the target of attacks. Although we have not experienced known material or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.
Additionally, some of our subsidiaries will collect, use, store, transmit, retrieve, retain and otherwise process confidential and personally identifiable information in their information systems in and across multiple jurisdictions, and they are subject to a variety of confidentiality obligations and privacy, data protection and information security laws, regulations, orders and industry standards in the jurisdictions in which they do business. The regulatory environment surrounding information security, data privacy and cybersecurity is evolving and increasingly demanding. A number of our subsidiaries are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personally identifiable and confidential information of their customers and employees. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states, including Vermont, which may raise compliance costs or increase the risk of noncompliance, and noncompliance could subject our insurance subsidiaries to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our insurance subsidiaries’ business, results of operations, financial condition and cash flows.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our insurance subsidiaries’ existing data management practices or the features of their services and platform capabilities. Any failure or perceived failure by our insurance subsidiaries, or any third parties with which they do business, to comply with their posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which they or such third parties are or may become subject, may result in actions or other claims against our insurance subsidiaries by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent our insurance subsidiaries were found to be guilty of violations or otherwise liable for damages, would damage their reputation and adversely affect their business, financial condition and results of operations.
Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, AI Technologies) and their current and potential future applications, including in the private investment, financial and insurance sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion.
We intend to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies and adversely impact us and our operations. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our employees, third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk.
The use of AI Technologies also requires our compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI Technologies, including intellectual property infringement and misappropriation claims, that could have a material and adverse impact on our business, financial condition, results of operations, liquidity and cash flows.
As the legal and regulatory landscape for AI rapidly evolves, including in the EU and multiple U.S. states, and key requirements are expected to come into effect in 2026, these new laws and regulations could materially increase compliance costs and constrain our use of AI Technologies. Furthermore, new AI-specific laws or guidance may impose requirements relating to transparency, explainability, data governance, testing/certification, monitoring, and auditability, and may require changes to our models, workflows, or use cases. Our failure to comply with these laws and regulations— or the perception that our AI is unsafe, biased, or otherwise non-compliant—could result in investigations, enforcement actions, fines, contractual disputes, and private litigation, and could adversely affect adoption. Additionally, because different jurisdictions are taking different approaches to the regulation of AI Technologies, we may need to limit functionality, delay implementation and adoption of certain AI Technologies, or implement jurisdiction-specific variants. As a result, some of our competitors who may be subject to less stringent requirements may have greater flexibility and offer a more competitive product.
Our business is dependent on the efforts of our executive officers and other personnel. If we are unsuccessful in our efforts to attract, train and retain qualified personnel, our business, financial condition, results of operations and prospects may be materially adversely affected.
Our success depends on our executive officers’ industry expertise, knowledge of our markets and relationships with clients. The executive officers of Kestrel Group include: • Luke Ledbetter (Chief Executive Officer); • Terry Ledbetter (Executive Chairman); and • Patrick Haveron (President and Chief Financial Officer).
We have agreements with our executive officers that contain certain non-compete and non-solicit provisions. Nonetheless, should any of our executive officers cease working for Kestrel Group, we may not be able to find acceptable replacements with comparable skills and experience in the niche markets that we target. In addition, our business is also dependent on other skilled employees. We cannot guarantee our ability to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff. We pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. Loss of key personnel or inability to recruit and retain qualified personnel in the future could have a material and adverse effect on our business, financial condition or results of operations.
Regulation
Our industry is highly regulated and we are subject to significant legal restrictions and these restrictions may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.
The financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group, such as the development of the risk-based global insurance capital standard for internationally active insurance groups being developed by the International Association of Insurance Supervisors as well as the U.S. group capital calculation being developed by the NAIC. In 2021, the NAIC adopted the final version of group capital calculation template and instructions and proposed revisions to the Insurance Holding Company System Act and Regulation to implement the filing of the group capital calculation with the lead state insurance commissioner. This establishes a filing requirement for insurance groups for the purposes of evaluating solvency at the group level. State legislatures and insurance departments have begun to implement the holding company system revisions Please see Item 1. "Business - Regulatory Matters" for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.
Europe
Under EU Freedom of Services, a firm authorized in a European Economic Area ("EEA") state can offer certain products or services in other EEA states if it has the relevant passport. Maiden LF and Maiden GF are established in an EEA state (Sweden) and have passports for a number of EEA states. Maiden LF is licensed by the Swedish financial regulator (Finansinspektionen) to write insurance and reinsurance of short-term life insurance (Class 1a) and supplementary insurance to Class 1a (Class 1b). Maiden GF is licensed by Finansinspektionen to write insurance and reinsurance of accident and sickness (Classes 1 and 2), other property damage (Class 9) and other miscellaneous financial losses (Class 16). We cannot predict the impact laws and regulations adopted in the EU or other non-U.S. jurisdictions may have on the financial markets generally or on our businesses, results of operations or cash flows. It is possible that changes in such laws and regulations may alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.
United States
Our U.S. subsidiaries are subject to a complex and extensive array of laws and regulations that are administered and enforced by state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. See Item 1. “Business - Regulatory Matters” for a summary of certain U.S. state and federal laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse effect on our capital, surplus, or other aspects of our financial position, results of operations and cash flows.
In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Kestrel Group. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements. In addition, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.
Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.
Kestrel Group’s insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in these laws and regulations may materially increase costs of compliance. In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the property and casualty insurance business. However, Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The FIO initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data and developing methods to modernize and improve the insurance regulatory system in the United States. The FIO continues to support the current state-based regulatory regime but will consider federal regulation should the states fail to take steps to greater uniformity. We cannot fully predict the impacts of any new legislation on our business, financial condition and results of operations.
In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. We also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we may rely. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not anticipated, identified or accurately assessed. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the markets in which we operate evolve, our risk management framework may not adapt at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not adequately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be insufficient, resulting in losses to us. In addition, we may be unable to effectively review and monitor all risks and our employees may not follow our risk management policies and procedures.
In addition, the NAIC and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Vermont. Vermont has adopted regulations for insurance holding companies to adopt a formal ERM function and to file an annual enterprise risk report. The regulations also require most domestic insurers to conduct an ORSA and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results of operations and financial condition.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition.
Moreover, our insurance subsidiaries are required to comply with SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
Legislation enacted in Bermuda in response to the EU’s review of harmful tax competition could adversely affect our operations.
During 2017, the EU Economic and Financial Affairs Council released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force on January 1, 2019. As noted above under “Regulatory Matters – Certain Bermuda Law Regulations”, the ESA requires an in-scope registered entity (other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda) that carries on as a business any one or more of the “relevant activities” referred to in the ESA, to comply with economic substance requirements.
Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) satisfy the requirement of undertaking a “relevant activity” and therefore would apply to Kestrel Group. However, because Kestrel Group's primary function is to acquire and hold shares or equitable interests in other entities and it does not perform any commercial activities, we believe we are only subject to the ESA’s minimum economic substance requirements, and we file an annual economic substance declaration with the Registrar on that basis.
Even as a pure equity holding entity, Kestrel Group will still be required to demonstrate compliance with the ESA that we have “adequate” economic substance in Bermuda, and therefore should have adequate people for holding and managing equity participation, and adequate premises in Bermuda.
What is considered “adequate” for an entity will depend on the nature, scale and complexity of that entity and its “relevant activity”. As a result, the level of economic substance requirement may evolve over time. Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties or could be ordered by a court to take action to remedy such failure. It may also be faced with a restriction of its business activities, automatic reporting by the Bermuda authorities to competent authorities in the EU member state or other jurisdiction in which the entity has its holding entity, its ultimate parent entity, an owner or beneficial owner on an entity's non-compliance or may be struck off as a registered entity in Bermuda. If any one of the foregoing were to occur, it may adversely impact our business operations.
Legislation enacted in Bermuda as to Corporate Income Tax may affect our operations.
Bermuda's Corporate Income Tax Act 2023 (as amended) (the "CIT Act") came into operation in its entirety on January 1, 2025 along with corresponding changes to Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda (the “EUTPA”) (defined below). As a result, for tax years starting on or after January 1, 2025, there may be an imposition of corporate income tax to certain Bermuda constituent entities of certain multinational groups with annual revenues of at least €750 million in the consolidated financial statements of their ultimate parent entity for at least two of the four fiscal years immediately preceding the applicable fiscal year. Tax under CIT Act is charged at a rate of 15% of the net taxable income of such Bermuda constituent entities as determined in accordance with and subject to the adjustments set out in CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities) and related regulations. Our consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act, however it is possible that the CIT Act may have an adverse effect on our results of operations going forward. We are considering the CIT Act and will evaluate the impact of the CIT Act on our operations as further information and guidance becomes available.
Legislation enacted in Bermuda as to Privacy and Protection of Personal Information.
Bermuda recognizes the right to privacy of an individual’s personal information and has introduced legislation in the form of the Personal Information Protection Act 2016 (“PIPA”,) which came into effect 1 January 2025, for that purpose. PIPA regulates the use of personal information to protect the privacy of individuals and compliance with PIPA is under the auspices of the Privacy Commissioner who is appointed by the Governor of Bermuda (the “Privacy Commissioner”). PIPA applies to every organization (any individual, entity or public authority including a Bermuda fund) that uses personal information in Bermuda. All organizations, even those organizations who otherwise have the benefit of compliance exceptions under PIPA, are required to comply with PIPA’s “minimum requirements”, which are defined to mean the requirements of sections 5 (Responsibility and compliance), 8 (Fairness), 11 (Proportionality), 12 (Integrity of personal information), and 13 (Security safeguards). In addition, subject to certain exceptions, an organization shall provide individuals with a clear and easily accessible statement (“privacy notice”) about certain specified aspects of the organization’s practices and policies with respect to its use of personal information.

PIPA imposes certain personal information use rules, limitations, prohibitions and other prescriptions upon organizations. Those include (among others): the prohibition on collecting, using and maintaining any personal information that is excessive to the purposes that the personal information was lawfully and reasonably collected for; and, the prohibition on retaining any personal information for any longer than is necessary for the purpose it was collected for. PIPA also imposes a range of administrative and operational requirements on organizations, which include (among others): the appointment of a privacy officer; the adoption of suitable measures and polices to give effect to the organization’s compliance with PIPA; ensuring that all personal information is appropriately safeguarded from the harms addressed in PIPA; and, the prohibition from exporting any personal information to overseas third parties unless the export allowance criteria stipulated in PIPA can be satisfied.
The Office of the Privacy Commissioner for Bermuda has broad powers of investigation, dispute resolution, compliance oversight and to take remedial or punitive action against organization’s under PIPA. Under section 21, individuals who have been financially or emotionally harmed by an organization’s failure to comply with PIPA are authorized to bring claims for damages against an organization for such failures. In addition to enforcement actions undertaken by the Privacy Commissioner and by individuals under PIPA, the Bermuda Government’s Department of Public Prosecutions can also bring actions against organizations and individuals for any offenses related to PIPA.
Corporate Governance and Risks Related to an Investment in our Securities
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
We are a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay any dividends to common shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements and also place restrictions on the declaration and payment of dividends and other distributions. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. Any capital distribution of any kind out of Maiden Reinsurance requires the prior approval of the Vermont DFR.
The timing and amount of any cash dividends on our common shares are at the discretion of our Board, subject to applicable laws, and will depend upon the results of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant.
We do not anticipate paying any cash dividends on our common shares for the foreseeable future.
We currently intend to retain our future earnings, if any, to strengthen our regulatory capital and solvency ratios, improve our liquidity and working capital and for other general corporate purposes. The insurance laws and regulations of our insurance subsidiaries generally contain restrictions on the ability to pay dividends or distributions to Kestrel Group, which may restrict our ability to pay dividends on common shares. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation which requires the prior approval of the Vermont DFR. Any future determination to pay dividends on our common shares will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board considers relevant.
We have risks related to the Company’s Senior Notes.
Maiden NA issued the 2013 Senior Notes and Maiden Holdings issued the 2016 Senior Notes, both of which are currently outstanding. We are presently completely dependent on dividends from Maiden Reinsurance, which require regulatory approval, to provide cash flows to pay interest on both the 2013 Senior Notes and the 2016 Senior Notes. If we are unable to maintain a level of cash flows from operating and investment activities, our ability to pay our obligations on our Senior Notes could be adversely affected.
We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:
•limiting our ability to pay dividends to our common shareholders;
•limiting our subsidiaries’ ability to pay dividends;
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to borrow additional funds;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes; and
•impacting regulators assessment of our capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators' assessment of our solvency.

Our failure to comply with restrictive covenants contained in the documents governing our Senior Notes or any future credit facility could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.
The indentures governing our Senior Notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, any future credit facility may require us and/or certain of our subsidiaries to comply with certain covenants, which may include the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or any future credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under such credit facility prior to maturity. We believe we are in compliance with all of the covenants in the indentures governing the Senior Notes. However, our business, financial condition and results of operations could be adversely affected if we were found to be in default of these covenants. Please refer to Note 11. Commitments, Contingencies and Guarantees for ongoing litigation regarding an alleged breach of a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
For more details on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 and "Notes to Consolidated Financial Statements: Note 7. Long-Term Debt included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Significant litigation could be costly, disruptive, and strain our limited resources as a newly public company.
We are, and may in the future become, involved in various claims and legal proceedings, including arbitrations, arising in the ordinary course of business and generally relating to our business operations. As a newly public company with limited financial and personnel resources, the expense, time commitment, and operational distraction associated with significant litigation present heightened risks to our business. Please see discussion in Note 11. Commitments, Contingencies and Guarantees for information regarding ongoing legal proceedings.

Litigation—regardless of merit—can be costly to defend, may require substantial attention from senior management, and can divert significant internal resources away from strategic initiatives, business development, and commercial execution. Legal proceedings can also be unpredictable, and we may be required to incur expenses or pay settlements, damages, penalties, or other costs that exceed our insurance coverage or for which insurance is unavailable. In addition, adverse judgments or regulatory outcomes could harm our reputation, restrict our operations, or require changes to our business practices.

As a newly public company, we face additional exposure to securities class actions, derivative suits, and regulatory inquiries, particularly during periods of stock price volatility. Defending against these matters can be especially burdensome given our size and resource constraints. Any significant litigation or regulatory action could materially and adversely affect our business, financial condition, results of operations, and ability to execute our growth strategy.

Maiden Reinsurance owns approximately 22.4% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares.
Maiden Reinsurance owns approximately 22.4% of our total outstanding common shares and due to a recent change in our bye-laws, its voting power is no longer restricted at 9.5% of these shares. Due to the combination with Kestrel, Maiden Reinsurance is able to vote all of its shares in Kestrel Group, which represents a significant increase in its overall voting power. As our wholly owned subsidiary, Maiden Reinsurance’s economic and voting interests in our common shares may not be aligned with other shareholders and it could take positions that may differ from, and which could adversely affect the interests of, other shareholders.
Our common shares owned by Maiden Reinsurance are not retired and could be sold to other shareholders, which could dilute the ownership interests of other shareholders and reduce our book value and earnings per common share.
For the purposes of our consolidated financial statements, our common shares owned by Maiden Reinsurance are treated similar to treasury shares and not included in the computation of consolidated book value and earnings per common share. However, these shares are not retired and Maiden Reinsurance retains both economic and voting interests in our shares. Maiden Reinsurance thus retains the ability to sell those shares in the open market or through privately negotiated transactions, subject to applicable securities laws and regulations. If Maiden Reinsurance were to engage in such transactions, then the number of outstanding shares for consolidated financial reporting purposes would increase and thus reduce our book value and earnings per common share.
A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.
The interests of our significant shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. Although they do not have any voting agreements or arrangements, our significant shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings and voting power may delay or deter possible changes in control of Kestrel Group, which may reduce the market price of our common shares. As more particularly described in Note 10 "Related Party Transactions," certain of our shareholders have the ability to nominate directors to the Board for so long as they and their affiliates exceed certain ownership percentages.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.
The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. In addition, we are not currently engaged in reinsurance underwriting of new prospective risks and may not do so for the foreseeable future. This has resulted in a significant reduction in our revenues. Our profitability can also be affected significantly by:
•fluctuations in interest rates, inflationary pressures and other changes in the investment environment that impact returns on invested assets;
•changes in the frequency or severity of claims;
•volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or pandemics, such as the spread of the COVID-19 virus;
•price competition;
•inadequate loss and LAE reserves;
•cyclical nature of the property and casualty insurance market; and
•negative developments in the specialty property and casualty reinsurance sectors in which we operate.
These factors may cause the price of the Company's shares to be volatile.
The market price for our common shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our common shares.
The market price for our common shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 6, 2026, 7,741,943 common shares were outstanding when the ownership by our affiliate Maiden Reinsurance of 2,237,534 common shares were excluded. These shares are reflected as treasury shares on the Consolidated Balance Sheet and not treated as outstanding shares in the computation of consolidated book value and earnings per common share on December 31, 2025. A significant percentage of our outstanding common shares are held by affiliates, including Maiden Reinsurance, and as a result, your common shares may not have sufficient liquidity in the trading markets.
In addition, we have reserved 1,267,543 common shares remaining for issuance under our 2025 Equity Incentive Plan. As of March 6, 2026, there were 4,275 stock options outstanding and 136,197 restricted shares outstanding. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.
Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.
Examples of provisions in our bye-laws that could have such an effect include the following:
•our Board may reduce the total voting power of any shareholder to avoid adverse tax, legal or regulatory consequences to us or any direct or indirect holder of our shares or its affiliates; and
•our Board may, in their discretion, decline to record the transfer of any common shares on our share register, if they are not satisfied that all required regulatory approvals for such transfer have been obtained or if they determine such transfer may result in a non-de minimis adverse tax, legal or regulatory consequence to us or any direct or indirect holder of shares or its affiliates.
U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
The Companies Act 1981 (as amended) (the "Companies Act") in Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
Interested Directors. Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare such transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from such transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting.
Under Delaware law, such transaction would not be voidable if:
•the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes such transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts are disclosed or are known to the shareholders entitled to vote on such transaction and such transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•such transaction is fair as to the corporation as of the time it is authorized, approved or ratified.
Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.
Mergers and Similar Arrangements. The amalgamation or merger of a Bermuda company with another Bermuda company or with a body incorporated outside Bermuda (a “foreign corporation") (other than certain affiliated companies) requires the amalgamation or merger agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate or merge with another Bermuda company or with a foreign corporation. In the case of an amalgamation or merger, a shareholder that did not vote in favor of the amalgamation or merger may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the applicable transaction.
Shareholders’ Suit. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. Shareholders would first need to seek leave from the Bermuda courts to proceed with such claims. In addition, shareholders can apply to court for an oppression remedy (namely a clean break, with the company required to pay the shareholders fair value for their shares) against the company and directors personally in circumstances where they were subject to oppressive or unfairly prejudicial conduct. However, there is a strict test which the shareholders would need to satisfy, namely proof of bad faith rather than poor management. The winning party in such an action generally would be able to recover from the losing party a portion (or all) of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
Indemnification of Directors. We may indemnify our directors or officers in their capacity as directors or officers of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his or her own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful. In addition, we have entered into indemnification agreements with our directors and officers.
We are a Bermuda company, and it may be difficult to enforce judgments against us or our directors and executive officers.
We are incorporated under the laws of Bermuda. In addition, all of our directors and officers reside outside Bermuda and a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside Bermuda. As such, it may be difficult or impossible to effect service of process within the U.S. upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. As noted above, even if such liability were imposed on the directors and officers, they could be indemnified by the company, provided the liability is not in respect of a claim of fraud or dishonesty which they are guilty of.

We have been previously advised by Conyers Dill & Pearman Limited, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this Annual Report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman Limited that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.
International Operations
Our offices that operate in jurisdictions outside Bermuda and the U.S. are subject to certain limitations and risks that are unique to foreign operations.
Our international operations are regulated in various jurisdictions with respect to licensing requirements, currency, reserves, employees and other matters. International operations may be harmed by political developments in foreign countries, which may be hard to predict in advance. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.
Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.
We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results of operations and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies.
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2025, no such hedges or hedging strategies were in force or had been entered into.
Relationship with AmTrust
Significant changes in our reinsurance relationship with AmTrust have reduced our current and future revenues and create significant uncertainty for sources of future liquidity.
During 2019, we, through our subsidiary Maiden Reinsurance, executed the partial termination amendment ("Partial Termination Amendment") effective January 1, 2019 which amended the AmTrust Quota Share, and several post-termination endorsements. These transactions served to eliminate all new premium revenues from AmTrust, return certain unearned premiums to AmTrust, commuted and returned certain workers’ compensation loss reserves to AmTrust, capped the loss corridor on certain program business reinsured from AmTrust and increased the levels of collateral provided to AmTrust as security against the obligations we have assumed under the reinsurance contracts with AmTrust.
While these transactions have contributed significantly to the reduction in required regulatory capital needed to operate our business and the subsequent strengthening of our capital and solvency ratios, these transactions have resulted in a significant reduction in revenues which is likely to continue for the foreseeable future as we are not presently engaged in active reinsurance underwriting on prospective risks. As a result, our financial condition could be adversely affected by these actions. Due to this loss of revenue, we will need to rely on unrestricted cash from operations and returns on our investments to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. While we believe we have sufficient sources to meet these obligations, deterioration in our results of operations or other adverse financial events could impact our ability to continue meeting these obligations.
Our initial arrangements with AmTrust were negotiated while Maiden was its affiliate. The arrangements could be challenged as not reflecting terms that we would agree to in arm’s-length negotiations with an independent third party; moreover, our business relationship with AmTrust and its subsidiaries may present, and may make us vulnerable to, possible adverse tax consequences, difficult conflicts of interest, and legal claims that we have not acted in the best interest of our shareholders.
Effective July 1, 2007, we entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a master agreement with AmTrust, as amended ("Master Agreement"), pursuant to which Maiden Reinsurance and AII entered into the AmTrust Quota Share. Because Leah Karfunkel, George Karfunkel and Barry Zyskind collectively own or control approximately 55.2% of the outstanding common shares of Evergreen Parent, L.P., the ultimate parent of AmTrust, and the Founding Shareholders sponsored the formation of Maiden, we may be deemed to be an affiliate of AmTrust. Please see Note 10. Related Party Transactions for further information regarding our relationship with AmTrust.
Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.

The amount of collateral we provide to AmTrust could limit our unrestricted liquidity and impact our ability to fulfill our obligations in certain circumstances.
As a result of our use of trust accounts, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, have reduced our financial flexibility and our ability to fulfill our obligations in certain circumstances. If further collateral is required to be provided to any other AmTrust subsidiaries under applicable law or regulatory requirements, Maiden Reinsurance will provide collateral to the extent required.
At December 31, 2025, we provided $190.6 million of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, and a loan receivable. Maiden Reinsurance is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Reinsurance’s assets from their trust account and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Reinsurance to recover any such amounts to which we are entitled than it would be if Maiden Reinsurance had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Reinsurance any collateral provided by Maiden Reinsurance that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Reinsurance. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations.
Insurance and Reinsurance Markets
The property and casualty insurance and reinsurance industry is competitive and cyclical in nature, which may affect our overall financial performance.
Historically, the financial performance of the property and casualty insurance and reinsurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although the financial performance of an individual insurance or reinsurance company is dependent on its own specific business characteristics, the profitability of most property and casualty insurance and reinsurance companies tends to follow this cyclical market pattern.
In recent years, the market has been in a competitive environment in which underwriting capacity has expanded, risk selection became less disciplined and price competition increased sharply. During that period, market participants' capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. In addition, an influx of new market participants with different operating models than traditional reinsurers such as us have entered the market place. Significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance, and if we were to resume active reinsurance underwriting of new prospective risks, it may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
Because this cyclically is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile. The ultimate outcome of these events and their market impact is not known at this time.
We are not presently engaged in active reinsurance underwriting of new prospective risks. If and when we do decide to resume active reinsurance underwriting of new prospective risks, most if not all of these risks will likely emanate from our Program Services segment, which is dominated by insurance programs that are either new or have limited experience which, when combined with significant competitive pressures in both its sector as well as in reinsurance could compel us to write business at unprofitable operating margins. As the insurance and reinsurance industry consolidates, competition may become more intense and the importance of acquiring and properly servicing each customer will become greater.
Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more resources than us. We currently do not have a financial strength or credit rating from S&P or A.M. Best and the lack of such ratings will likely limit the opportunities we have to write new reinsurance business if we resume active underwriting of new prospective risks. Historically, periods of increased capacity levels in our industry have led to increased competition which puts pressure on reinsurance pricing.
Taxation
We may become subject to taxes in Bermuda after 2035, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.
Noting the above risk factor regarding the CIT Act, the Bermuda Minister of Finance, under the EUTPA, has given the Company an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Kestrel Group, or any of its respective operations or its respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by it) until March 31, 2035. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. Since Kestrel Group is incorporated in Bermuda, we will be subject to changes in law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability. Any liability for tax imposed under the CIT Act shall apply notwithstanding any assurance given pursuant to EUTPA.

OECD two-pillar solution to address the tax challenges arising from the digital economy may apply to our activities.
On May 31, 2019, the Organisation for Economic Co-operation and Development ("OECD") published a “Programme of Work” designed to address the tax challenges created by an increasing digitalized economy which was divided into two pillars. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market based concept rather than historical “permanent establishment” concepts, but includes explicit exclusions for Regulated Financial Services, so is not expected to have a material impact on insurance and reinsurance groups. Pillar Two addresses the risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments.
In 2021, significant steps were taken to develop a plan for implementing the two-pillar solution. In October 2021, the OECD/G20 Inclusive Framework ("Inclusive Framework") released a statement agreeing a two-pillar solution to address the tax challenges arising from the digital economy. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax (the “GloBE Rules”), which consist of (1) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity within that parent entity’s group; and (2) an Undertaxed Profits Rule (“UTPR”), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. Pillar Two also includes a treaty-based Subject To Tax Rule (“STTR”) that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate, and a limited number of Inclusive Framework members have either signed or expressed an intention to sign a multilateral convention to implement the STTR. The timeline for implementation of this STTR remains uncertain. A number of jurisdictions (including Sweden and the UK) have passed legislation to implement the GloBE Rules into domestic law and these rules now apply to in scope entities in those jurisdictions.
The release of further updates to the GloBE Rules and adoption of Pillar Two legislation by additional jurisdictions may give rise to consequential amendments to tax laws (other than those which seek to enact or modify Pillar Two rules) in other jurisdictions, in particular the introduction of domestic minimum top-up taxes. As noted above (see Legislation enacted in Bermuda as to Corporate Income Tax may affect our operations) Bermuda has enacted the CIT Act in response to the Pillar Two initiative.
On January 5, 2026, members of the Inclusive Framework agreed several amendments to the Pillar Two rules aimed at simplification, reducing compliance burdens and ensuring fair treatment of substance-based tax incentives. This package includes a significant new safe harbor which will enable certain groups which are parented in a jurisdiction which has a qualifying tax regime to elect for relevant group entities to be deemed to have a top up tax of zero for the purposes of the IIR and UTPR for financial years commencing on or after January 1, 2026. As of January 1, 2026 only the U.S. (which does not apply the Pillar Two rules) has been designated as having a qualifying tax regime for this purpose, with the effect that certain U.S. headquartered groups will not be subject to taxes under IRR or UTPR rules applicable to group entities.
The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which may be available to us, however, the Company's consolidated revenues do not presently meet the minimum amounts for taxation under the GloBE Rules, therefore, the legislation implementing these rules is currently not expected to directly impact our operations and results. If the consolidated revenue threshold for multinational enterprises within the scope of the GloBE Rules is reduced or if the Company’s consolidated revenues exceed €750 million in two out of the four previous fiscal years, the Company may fall within the scope of domestic top-up taxes in certain jurisdictions in which we operate and our operations and results may be adversely impacted as a result.
U.S. NOL (and certain other tax attributes or tax benefits of Kestrel Group and its U.S. subsidiaries) may be subject to limitation under Section 382 of the Tax Code.
Kestrel Group and its U.S. subsidiaries have significant tax NOL carryforwards as of December 31, 2025. As a result of the NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of the Company, if they were to occur, could result in an “ownership change” of Kestrel Group and its U.S. subsidiaries for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the NOL would be substantially impaired, increasing the U.S. federal income tax liability of the Company and materially reducing the value of the Company. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.
We may be subject to U.K. taxes, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
A company which is resident in the U.K. for U.K. corporation tax purposes is subject to U.K. corporation tax in respect of its worldwide income and gains. While Maiden Global is a U.K. company, neither Kestrel Group nor Maiden Reinsurance are incorporated in the U.K. Nevertheless, Kestrel Group or Maiden Reinsurance would be treated as being resident in the U.K. for U.K. corporation tax purposes if its central management and control were exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Kestrel Group and Maiden Reinsurance intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the U.K., for U.K. tax purposes. However, HM Revenue & Customs could challenge our tax residence status.

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 25% if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.
The directors and officers of Maiden Reinsurance intend to operate the business of Maiden Reinsurance in such a manner that it does not carry on a trade in the U.K. through a permanent establishment in the U.K. Nevertheless, HM Revenue & Customs might contend successfully that Maiden Reinsurance is trading in the U.K. through a permanent establishment in the U.K. because there is considerable uncertainty as to the activities which constitute carrying on a trade in the U.K. through a permanent establishment in the U.K.
The U.K. has no income tax treaty with Bermuda. Companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident may in certain circumstances be liable to income tax in the U.K., at the basic rate of 20%, on the profits of a trade carried on in the U.K., where that trade is not carried on through a permanent establishment in the U.K. The directors and officers of Maiden Reinsurance intend to operate the business in such a manner that Maiden Reinsurance will not fall within the charge to income tax in the U.K. (other than by way of deduction or withholding).
In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. (such as Maiden Reinsurance) that design their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. corporate tax payers that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates (the "Substance Change"). DPT is charged at 31% of, broadly, the profits representing the contribution of the U.K. activities to the group’s results. It is expected that DPT will be abolished under legislation expected to be enacted in March or April 2026 and replaced in part with a new set of Unassessed Transfer Pricing Profit Rules (“UTPP”). Applying (retrospectively and prospectively) in respect of accounting periods beginning on or after January 1, 2026, the UTPP is intended to have the same scope as the Substance Charge and is an anti-avoidance tool which aims to deter and counter the use of contrived arrangements by multinationals to circumvent the UK’s transfer pricing rules and thereby avoid paying tax on profits that have been generated in the UK. Companies will be subject to the UTPP upon assessment by the U.K. tax authorities, and if applicable could be subject to corporation tax at 31%.
If either Kestrel Group or Maiden Reinsurance were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Reinsurance were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if DPT applied, the results of our operations would be materially adversely affected.
Any arrangements (including with regard to the provision of services or financing) between Maiden Global and any non-U.K. resident members of the group are subject to the U.K. transfer pricing regime.  Consequently, if any such arrangement were found not to be on arm’s length terms and, as a result, a U.K. tax advantage was being obtained, an adjustment would be required to compute U.K. tax profits as if such arrangement were on arm’s length terms.  Any transfer pricing adjustment (or UTPP charge) could adversely impact the tax charge suffered by Maiden Global. The U.K. has implemented the BEPS recommendation for "country-by-country" reporting. As a result, our approach to transfer pricing may become subject to greater scrutiny from the U.K. tax authorities.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company employs a comprehensive, cross-departmental approach to continuously assess, identify, and manage potential cybersecurity risks. Our cybersecurity risk management program involves collaboration between our employees, the information technology (“IT”) team, our Chief Information Security Officer (“CISO”), and our Enterprise Risk Management Committee, as overseen by the Board of Directors, primarily through its Audit Committee. The Company’s cybersecurity policies, standards, processes, and practices are integrated into the Company’s overall risk management program and we regularly consider cybersecurity risks in the context of material risks to the Company.
Our cybersecurity risk management program categorizes cybersecurity risks into five areas: identify, protect, detect, respond, and recover. We regularly assess the cybersecurity threat landscape, employing a layered cybersecurity strategy that emphasizes prevention, detection, and mitigation through a variety of technical and operational measures. As a part of our cybersecurity risk management program, our information security program is tailored to address identified risks, while aligning with pertinent business requirements.
We foster a shared responsibility for the Company’s cybersecurity with all our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory security awareness training to enhance awareness and readiness against cyber threats. Certain roles require additional role-based, specialized cybersecurity training. To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption requirements, malware protection, remote access, multifactor authentication, confidential and privacy information, and internet, social media, email, and wireless device usage. The CISO and IT team review and update such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates at least annually to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
We continually seek to improve our cybersecurity posture, encompassing end-user training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting, and engagement with third-party experts as needed to evaluate the efficacy of our security measures. We engage reputable third-party tools and products to assist in the monitoring, protection, detection, and potential remediation of cybersecurity threats and incidents. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity preparedness.
Cybersecurity Governance and Oversight
Our CISO is primarily responsible for the assessment and management of the Company’s material cybersecurity risks and the related cybersecurity risk management policies and procedures. Our CISO oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the Audit Committee. Our CISO possesses over 25 years of experience in various technology and cybersecurity operations, holds the Certified Chief Information Security Officer (CCISO) certification from EC-Council and certifications from ISC2, Information Systems Security Management Professional (ISSMP), Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Certified in Governance, Risk and Compliance (CGRC) as well as ISACA certifications of Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Other key members of management assist our CISO in the oversight of cybersecurity risk management.
We have established an incident response team which is composed of individuals from our various IT and managerial functions and consults with members of internal departments, as needed to perform an impact analysis of security incidents which may have a material effect on the Company,
The Audit Committee has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses, and it oversees management to ensure that the processes designed, implemented, and maintained with respect to such risks are functioning as intended and adapted when necessary to respond to changes in our strategy, as well as emerging risks. Given the importance of information security and cybersecurity to our stakeholders, our Enterprise Risk Management Committee and our Audit Committee review quarterly reports from our CISO regarding the Company’s cybersecurity strategies for mitigating known risks, newly identified risks, existing projects, and key performance insights and engage in discussions with management based on such reports and other recent developments.
Cybersecurity Incident Reporting and Management
We have not experienced any cybersecurity incidents that have a material impact on our business strategy, results of operations, or financial condition. Nor have we identified vulnerabilities to known threats that are reasonably likely to materially affect the same. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

Item 2. Properties.
We currently lease office space in Texas and New York for the operation of our business. We renew and enter into new leases in the ordinary course of business as needed. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
Kestrel’s principal executive offices were located at 8333 Douglas Avenue, Suite 1360 in Dallas, Texas through January 31, 2026. The Dallas office was leased through Ledbetter Interests, Ltd., an entity affiliated with Terry Ledbetter, who is the Company's Executive Chairman, pursuant to a Lease Agreement dated October 23, 2019. Kestrel Service Corporation, Kestrel’s wholly owned subsidiary, reimbursed Terry Ledbetter via an expense reimbursement provision under his employment agreement for the use of this leased office space. This Lease Agreement expired January 31, 2026 and was not renewed.
Kestrel also leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in December 2027. The Austin office is now the principal executive office effective February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement.
Maiden also leases office space in a building in New York City that commenced in April 2024, which created a right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises the majority of the lease liabilty and right-of-use asset recognized on the consolidated balance sheet at December 31, 2025.

Item 3. Legal Proceedings.
We may become involved in various claims and legal proceedings, including arbitrations, that arise in the normal course of our business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. Based on our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition or results of operations.
Information regarding certain legal proceedings is incorporated by reference to Note 11. Commitments, Contingencies and Guarantees included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on the Nasdaq under the symbol "KG" on May 28, 2025 and our shares currently trade on the Nasdaq Capital Market. At March 6, 2026, the closing sale price of our common shares was $15.24 per share and there were 16 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
At December 31, 2025, the aggregate authorized share capital of the Company is 42,500,000 shares of which 9,979,477 common shares were issued. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the year ended December 31, 2025, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
The future declaration and payment of dividends to common shareholders will be at the discretion of our Board subject to specified legal, regulatory, financial and other restrictions. Please see Notes to Consolidated Financial Statements: Note 15. Statutory Requirements and Dividend Restrictions under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
Equity Compensation Plans
Please see Notes to Consolidated Financial Statements. Note 14. Share Compensation and Pension Plans included under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion about the Company's equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K and Item 1, "Business - General Overview". Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss) and net income available to Kestrel common shareholders. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties.
Please see the "Special Note About Forward-Looking Statements" in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination ("Combination"), forming a new, publicly listed specialty program group operating under the name Kestrel Group Ltd (“Kestrel Group” or "Parent Company"). The Combination was previously announced on December 30, 2024. Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025. Kestrel Group shares began trading on the Nasdaq at open of market on May 28, 2025 under the ticker symbol “KG”. Upon the closing of the Transactions (the “Closing”), Maiden and Kestrel LLC are now wholly owned subsidiaries of the Parent Company, which was rebranded as Kestrel Group and renamed “Kestrel Group Ltd” ("Kestrel").
The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns, with a commitment to innovation, client service and long-term relationships.
Business Strategy
Our strategic focus centers on growing the fee income component of our Program Services business, which will increase our pre-tax income while effectively managing the continuing run-off of the legacy Maiden alternative asset and reinsurance portfolios.
Our focus on growing our fee business may include but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of this business. We continue to actively pursue with our existing partners reinsurance mechanisms that would selectively deploy the Company’s underwriting capacity and facilitate and accelerate the growth of our Program Services segment and to optimize shareholder returns.
We believe this will create the greatest risk-adjusted shareholder returns in order to increase pre-tax income and book value for our common shareholders, both near and long-term. Our assessment is that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards, as described further below, which would increase both GAAP book value and create additional common shareholder value. The recognition of the deferred tax asset on our consolidated balance sheet remains a leading priority for the Company to increase its GAAP book value.
As a result of the Combination, as of December 31, 2025, we own $218.6 million into alternative investments which include equity securities, equity method investments and other investments in a wide variety of asset classes. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Method Investments and Equity Investments" for further information on these alternative asset classes and a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly the ongoing volatility in interest rates and the associated economic uncertainty as a result of those and other fiscal and monetary policy changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
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

The Company does not presently underwrite prospective reinsurance risks but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of the Company's Program Services operations. Please refer to Item 1. "Business - Our Reportable Segments" section for further discussion on our reportable segments.
2025 and 2024 Financial Highlights

For the Year Ended December 31,	2025	2024	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income (loss) from continuing operations	$49,538	$(1,291)	$50,829
Loss from discontinued operations, net of income tax	(2,813)	—	(2,813)
Net income (loss)	46,725	(1,291)	48,016
Basic and diluted earnings (loss) per common share:
Net income (loss) attributable to Kestrel common shareholders(2)	8.08	(0.47)	8.55
Gross premiums written	6,091	—	6,091
Net premiums earned	12,673	—	12,673
Fee revenue	6,076	3,634	2,442
Underwriting and fee (loss) income(3)	(7,481)	1,080	(8,561)
Net investment results(9)	15,324	213	15,111
Non-GAAP measures:
Non-GAAP operating loss(1)	(13,819)	(1,291)	(12,528)
Non-GAAP diluted operating loss per common share(1)	(2.41)	(0.47)	(1.94)
Non-GAAP operating return on average common shareholders' equity(1)	(20.8)%	(24.7)%	3.9

At December 31,	2025	2024	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$398,752	$4,286	$394,466
Total assets	1,009,955	5,510	1,004,445
Reserve for loss and LAE	637,169	—	637,169
Senior notes - principal amount	262,361	—	262,361
Shareholders' equity	128,284	4,606	123,678
Total capital resources(5)	390,645	4,606	386,039
Ratio of debt to total capital resources(8)	67.2%	—%	67.2
Book Value calculations:
Book value per common share(6)	$16.57	$1.67	$14.90
Diluted book value per common share(7)	16.28	1.67	14.61
(1)Non-GAAP operating loss, non-GAAP diluted operating loss per common share and non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted earnings per common share.
(3)Underwriting and fee (loss) income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue, less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
(4)Total investments and cash and cash equivalents includes both restricted assets and unrestricted assets.
(5)Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial Measures" for additional information.
(6)Book value per common share is calculated using common shareholders’ equity divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, divided by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards).
(8)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(9)Net investment results include the sum of net investment income, net realized and unrealized gains (losses), and interest in income (loss) of equity method investments.

Key Financial & Operating Measures
Revenues
As part of the Combination, our primary focus for revenue growth is the Program Services segment. Our Program Services segment consists of a cohesive suite of products and services offered by Kestrel that are integrated and interdependent. Kestrel recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good or service to a customer. Revenue is measured as the amount of consideration Kestrel expects to receive in exchange for providing services to customers and is generally governed by a capacity distribution agreement as a specified percentage of the premium. Capacity distribution fees are collected from program managers or MGAs for the placement of an effective insurance policy on behalf of the Company's customer. These agreements may also include other provisions, such as minimum fee arrangements or cancellation provisions, which may impact revenue recognition.
Our Legacy Reinsurance segment revenue consists of legacy reinsurance premiums previously produced by Maiden which has derived most of our revenues from premiums on reinsurance contracts, net of any reinsurance or retrocessional coverage purchased and to a minor extent from premiums from insurance policies. Reinsurance premiums are a function of the amount and types of policies and contracts written, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. As a result of the Combination, our gross and net premiums written continue to be materially lower and our net investment income may increasingly become a larger portion of our total revenues.
The Company's revenues also include income generated from our investment portfolio. The Company's investment portfolio is comprised of AFS fixed maturity investments and alternative investments including private equities, private equity and credit funds, privately held investments, equity method investments and other non-fixed income investments. In accordance with U.S. GAAP, our fixed maturity investments are carried at fair market value and any unrealized gains and losses are included in AOCI as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit-related event, such impairment losses are recognized within earnings as a realized loss under total other-than-temporary impairment losses. Equity and other investments include limited partnerships, joint ventures and start-up insurance entities which are carried at fair market value with any unrealized gains or losses included in earnings under net realized gains (losses) on investment. Our collateralized investments in direct lending entities are carried at fair market value. Any indication of impairment is recognized through unrealized gains (losses) immediately within net income.
Expenses
Our expenses currently consist largely of net loss and LAE, commission and other acquisition expenses, general and administrative expenses, interest and amortization expenses, foreign exchange and other gains or losses, the latter of which includes on a non-recurring basis any gains or losses from the disposal of subsidiaries.
Net loss and LAE has three main components: (1) losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers; (2) change in outstanding loss or case reserves, which represent cedants' best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and (3) change in IBNR reserves, which we establish to respond to changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported to us. The portion recoverable from reinsurers is deducted from the gross estimated loss.
Commission and other acquisition expenses include commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business and can, in certain instances, vary based on loss sensitive features of reinsurance contracts. Commission and other acquisition expenses are reported after: (1) deducting commissions received on ceded reinsurance; (2) deducting the part of commission and other acquisition expenses relating to unearned premiums; and (3) including the amortization of previously deferred commission and other acquisition expenses.
General and administrative expenses include personnel expenses (including share-based compensation expense), audit fees, rent expenses, legal and professional fees, information technology costs and other general operating expenses. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments.
Non-GAAP Financial Measures
In addition to our key financial measures presented in accordance with GAAP in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined and calculated differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP financial measures to the nearest GAAP measure and relevant discussions are found within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". These non-GAAP financial measures are summarized as follows:

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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized investment gains (losses); (2) foreign exchange and other gains (losses); (3) interest in income (loss) of equity method investments; and (4) amortization of intangible assets. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax; (2) the bargain purchase gain resulting from the Combination on May 27, 2025, (3) the change in fair value of the earn out liability; (4) litigation costs from GLS related arbitration; (5) restructuring and severance costs; and (6) costs incurred due to the Combination on May 27, 2025. We excluded net realized investment gains (losses), interest in income (loss) of equity method investments, and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, the net loss from our discontinued operations, the bargain purchase gain on the Combination, the change in fair value of the earn out liability, litigation costs from GLS related arbitration; restructuring and severance costs; and costs incurred due to the Combination on May 27, 2025 are representative of our ongoing and future business.We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
Underwriting income (loss) and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Program Services segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements in the "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Annual Report on Form 10-K for the year ended December 31, 2025, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
Alternative investments is the total of the Company's holdings of equity securities, other investments and equity method investments as reported on the Company's Consolidated Balance Sheets.
Operating Metrics
Premium produced is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients. Premium produced is equal to the premium written by an MGA or capacity provider, and management believes this measure is important in understanding the underlying production trends of its Program Services business and the fees it earns. Where available, the Company utilizes underlying premium produced as reported by its clients. Where the premium produced was not directly observable, the Company derived the premium produced by grossing up the known fee component using the applicable contractual fee percentage, including its arrangements with its insurance carrier partners.

Critical Accounting Policies and Estimates
It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report Form 10-K for a full understanding of the Company’s accounting policies.
Reserve for Loss and LAE
General: The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tailed lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tailed lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer.
Because a significant amount of time can elapse, particularly on longer-tail lines of business written on an excess of loss basis, between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and LAE ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into two types of reserves: reported outstanding loss reserves ("case reserves") and IBNR reserves. Case reserves represent, for each individual claim, an estimate of unpaid losses, either by the Company’s cedants or the Company’s claims handling professionals, and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories primarily on a quarterly basis using information received from its cedants.
For excess of loss treaties, cedants generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All excess of loss reinsurance claims that are reserved are reviewed on a periodic basis. In addition, reserves for loss and LAE are reviewed every quarter for each cedant. For proportional treaties, cedants are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding premiums written, premiums earned, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and reported outstanding losses. They can be submitted up to ninety days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.
For all lines, the Company’s objective is to reasonably estimate ultimate loss and LAE. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtracting case reserves from total loss reserves. IBNR is the estimated liability for: (1) changes in the values of claims that have been reported to us but are not yet settled; (2) claims that have occurred but have not yet been reported; and (3) claims that are closed but subsequently reopened. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take several years after being initially reported to be settled and paid, especially if legal action is involved. These claims may also require changes in anticipated future payments due to changes in medical conditions or changes in expected inflationary pressures. As a result, the reserve for loss and LAE includes significant estimates for IBNR reserves.
The reserve for IBNR is generally estimated by management based on various factors, including actuarial analysis and actual loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves. In selecting management's best estimate of loss and LAE reserves, we consider the range of results produced by many actuarial methods and the appropriateness of those estimates. These actuarial methodologies are described in Notes to Consolidated Financial Statements: Note 9. Reserve for Loss and Loss Adjustment Expenses included under Item 8 "Financial Statement and Supplementary Data".
The composition of the reserve for loss and LAE by type at December 31, 2025 was as follows:

December 31,	2025
($ in thousands)
Reserve for reported loss and LAE	$312,567
Reserve for losses incurred but not reported	324,602
Reserve for loss and LAE	$637,169

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement and other reinsurance recoverable on unpaid losses. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined.
Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we reasonably expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty reinsurance lines of business also increase the uncertainties of reserve estimates in such lines.
With the guidance of the methods described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data" of this Annual Report on Form 10-K, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves within each segment.
In our Legacy Reinsurance segment, we hold books of Diversified Legacy Reinsurance business that have been in runoff for several years, as well as books of business that have been underwritten only during the last few years. In general, we utilize the Expected Loss Ratio ("ELR") approach at the onset of reserving an account, the Bornhuetter-Ferguson ("BF") method for business with less but maturing loss experience, and then, as the experience matures, the Loss Development ("LD") method is utilized. The runoff book of business primarily uses the LD method due to its maturity and the amount of experience which has emerged over the years. For proportional business, the Company relies heavily on the actual contract experience, whereas for excess of loss business, there will be more usage of industry and/or Company specific benchmark assumptions in the reserving process.
Maiden underwrote AmTrust Legacy Reinsurance business from July 1, 2007 until Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share and European Hospital Liability Quota Share, both on a run-off basis, effective January 1, 2019. A large portion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. In addition, changes to case reserving and claims settlement practices by AmTrust have required the use of methods which adjust historical paid and incurred losses to reflect the current basis. As a result, the AmTrust book of business relies primarily on the LD method due to maturity. The LD method can be based on AmTrust historical information, which in some cases is adjusted to reflect historical operational changes. The LD method can also be derived from industry sources. Actuarial judgment is being used as to the data used to implement the LD method. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. Additional data detailing items such as the class of business, state of occurrence, claim counts, and the frequency and severity of claims is available in many instances, further enhancing the loss reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and LAE: The most significant assumptions used at December 31, 2025 to estimate the reserve for loss and LAE within our reporting segments are as follows:
•the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;
•historic loss development and trend experience may be used to predict future loss development and trends;
•no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and
•the Company is able to identify and properly adjust for changes to case reserving, claims settlement rates, legislative changes and the impact of claims inflation in the underlying data.
The four assumptions above significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own direct experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
Factors Creating Uncertainty in the Estimation of the Reserve for Loss and LAE: While management does not include an explicit or implicit provision for uncertainty in its reserve for loss and LAE, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and LAE. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and LAE.
The inherent uncertainty of estimating the Company’s reserve for loss and LAE increases principally due to:
•the lag in time between the time claims are initially reported to the ceding company and the time they are ultimately reported through one or more reinsurance broker intermediaries to the Company;
•the differing case reserving practices among ceding companies;
•changes to characteristics of a claim over time, such as future medical needs or assessment of liability;
•the diversity of loss development patterns among different types of reinsurance treaties or contracts;
•the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves;
•changes in internal ceding company operations such as alterations in claims handling procedures; and
•the Company's ability to properly parameterize the reserving analysis for each type of exposure, including those that may be unique to the Company or the industry.
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2025, the Company was not involved in any material claims litigation or arbitration proceeding other than the following: on November 26, 2025, the Company reported that a subsidiary of Genesis Legacy Solutions, Inc. (“GLS”), pursuant to the terms of the reinsurance contract, is currently engaged in an arbitration with one of its ceding companies. Under the subject reinsurance agreement, GLS provides the ceding company in question with (i) reinsurance premium protection (“RPP”) coverage with aggregate limits of approximately $25.0 million, and (ii) adverse development coverage (“ADC”) with remaining aggregate limits of $25.5 million.
GLS is asserting that the cedant has committed multiple breaches of the reinsurance agreement, along with other material misrepresentations. Based on these assertions, GLS is seeking full rescission of the reinsurance agreement and related relief, including the ability to recoup losses previously paid, and has denied payment of certain invoices for contractual performance pending the outcome of this arbitration.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2025, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
The Company assumes in its loss and LAE reserving process that, on average, the time period between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property, to many years for some casualty lines of business. To the extent that actual reported losses are reported more quickly or more slowly than expected, the Company may adjust its estimate of ultimate loss accordingly.
Potential Volatility in the Reserve for Loss and LAE: In addition to the factors creating uncertainty in the Company’s estimate of loss and LAE, the Company’s estimated reserve for loss and LAE can change over time because of unexpected changes in the external environment. Potential changing external factors include:
•changes in the inflation rate for goods and services related to the covered damages;
•changes in the general economic environment that could cause unanticipated changes in claim frequency or severity;
•changes in the litigation environment regarding the representation of plaintiffs and potential plaintiffs;
•changes in the judicial and/or arbitration environment regarding the interpretation of policy and contract provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of claims;
•changes in the social environment regarding the general attitude of juries in the determination of liability and damages;
•changes in the legislative environment regarding the definition of damages;
•new types of injuries caused by new types of injurious activities or exposures; and
•assessment of changes in ceding company case reserving and reporting patterns.
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced net adverse PPD of $0.1 million for the year ended December 31, 2025 in our Legacy Reinsurance segment.

Please refer to “Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.
The Company conducts an analysis of reserves for loss and LAE, and in addition to selecting a best point estimate, makes a selection of a range of reasonable reserves. This range is based on a combination of objective and subjective data, including the underlying characteristics of the exposure, the volatility in historical emergence, the credibility of the information available to estimate the reserve for loss and LAE, and professional actuarial judgment. The size of the range is related to the level of confidence associated with the point estimate, as well as the amount of uncertainty inherent in the characteristics of the exposure being evaluated.
Based on this range of reasonable reserves, our required reserves could increase by approximately $78.6 million, or 12.3%, of our consolidated gross loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement was considered, our required reserves could increase by approximately $37.2 million, or 21.2% of our consolidated net loss and LAE reserves. For the range of reasonable reserves, we have assumed what we believe is an appropriate confidence level. However, the range is not intended to be a measurement of all possible future outcomes, and there can be no assurance that our claim obligation will not vary outside of this range.
Premiums and Commissions and Other Acquisition Expenses
For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, premium written is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premium written are recognized in the inception period of the underlying risks. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts.
Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically twelve months. Accordingly, the premium is earned evenly over the contract term. Contracts which are written on a "risks attaching" basis cover claims from all underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a twenty-four-month period.
Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage period selected by the original insured.
Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). Cedants' actual premiums are unknown at the time they enter into reinsurance agreement so treaties are based upon estimates of those premiums at the time the treaties are written and are typically adjusted as premiums are known. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedants' acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.
Reported premiums written and earned and commission and other acquisition expenses on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and commission and other acquisition expenses for which ceding company reports have not been received. Premium and acquisition expense estimates are determined at the individual treaty level based upon contract provisions. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and commission and other acquisition expenses are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.
Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as a deposit liability rather than a premium written.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of the business. Acquisition expenses that are related to successful contracts are deferred and recognized as expense over the same period in which the related premiums are earned. Only certain expenses incurred in the successful acquisition of new and renewal insurance contracts are capitalized. Those expenses include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related expenses, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts are charged to expense as incurred. Administrative expenses, including rent, depreciation, occupancy, equipment, and all other general overhead expenses are considered indirect and are expensed as incurred.
The Company considers anticipated investment income in determining the recoverability of deferred costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and LAE, unamortized acquisition expenses and anticipated investment income exceed unearned premium. If in future periods the premium deficiency exhausts the remaining deferred acquisition costs, the Company would have to further establish a premium deficiency liability for any forecasted deficiencies estimated in the remaining unearned premium.
Retroactive Reinsurance
Retroactive reinsurance policies provide indemnification for losses and LAE with respect to past loss events. For GLS run-off business in our Legacy Reinsurance segment, we use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings.
At the inception of a run-off retroactive reinsurance contract, if the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we do not record any gain or loss at the inception of these retroactive reinsurance contracts. The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets will be recorded in other assets (if and when applicable), and deferred gain liabilities are recorded in other liabilities, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
Reinsurance Recoverable on Unpaid Losses and Loss Expenses
Reinsurance recoverable balances are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. A case-specific allowance for expected credit losses against reinsurance recoverables that the Company deems unlikely to be collected in full, is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs. In addition, a default analysis is used to estimate an allowance for expected credit losses on the remainder of the reinsurance recoverable balance. The principal components of the default analysis are reinsurance recoverable balances by reinsurer and default factors applied to estimate uncollectible amounts based on reinsurers’ credit ratings and the length of collection periods. The default factors are based on a model developed by a major rating agency. The default analysis considers both current and forecasted economic conditions in the determination of the credit loss allowance.
The Company records credit loss expenses for reinsurance recoverable in net incurred losses and LAE in the consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2025, the total allowance for expected credit losses on the Company's reinsurance recoverable on unpaid losses was $1.7 million which is discussed in the Notes to Consolidated Financial Statements: Note 8. Reinsurance under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2025.
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
Except for contractual arrangements with minimum annual fees, the effective date of bound insurance coverage is considered the point in time when Kestrel’s performance obligation is met. Control passes to the customer at the effective date of bound insurance coverage, at which point the customer has accepted the services. Please refer to "Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information.
Intangible Assets
Please refer to "Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the fair value of intangible assets which includes two components acquired as a result of the Combination:
•Value of business acquired ("VOBA"): The value of business acquired replaced deferred acquisition costs in the fair value accounting required under ASC 805. The VOBA asset reflects the expected profit or loss embedded in the unearned premium carried at the closing date and will be amortized over the earning pattern of the unearned premium reserve. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. Please see details for the VOBA in Note 17. Business Combination in the Notes to the Consolidated Financial Statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
•Fair value adjustment to historical loss reserves and LAE and reinsurance recoverable on unpaid losses: The adjustment to record the estimated fair value of the reserve for loss and LAE and reinsurance recoverable on unpaid losses that were acquired under the Combination. This amount reflects a decrease to adjust to the present value of loss and LAE and reinsurance recoverable based on estimated payout patterns, partially offset by an increase in net loss and LAE to the estimated market-based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net loss and LAE. The fair value of the net reserve for loss and LAE was determined using certain key assumptions, including the estimated cost of capital and investment yield. This is amortized based on the claims settlement and timing of reinsurance recovery payments. Please see details for the fair value discount on reserves and recoverables in Note 17. Business Combination in the Notes to the Consolidated Financial Statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
Allowance for expected credit losses associated with AFS fixed maturities and other investments
Please refer to "Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the year ended December 31, 2025, the Company did not recognize any impairment or allowance for expected credit losses on its AFS investment securities in its results of operation. Please see Notes to Consolidated Financial Statements: Note 4. Investments included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
As a result of the completion of the Combination Agreement on May 27, 2025, the Company acquired Maiden's operations, which includes significant underwriting and investment activities, as well as operating expenses and interest expense associated with Maiden's debt. Maiden's results of operations are reported herein for the period May 28, 2025 to December 31, 2025 and significantly impact the comparisons to operating results in the year ended December 31, 2024. Because the 2024 results of operations do not include the operations of Maiden, the year-over-year comparisons are not directly comparable and are of limited value.
The following table sets forth our Consolidated Statement of Income data for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
	($ in thousands)
Gross premiums written	$6,091	$—
Net premiums written	$6,209	$—
Net premiums earned	$12,673	$—
Fee revenue, net	6,076	3,634
Net loss and LAE	(8,992)	—
Commission and other acquisition expenses	(3,131)	—
General and administrative expenses(1)	(14,107)	(2,554)
Underwriting loss and fee income(2)	(7,481)	1,080
Other general and administrative expenses(1)	(14,955)	(2,554)
Net investment income	8,343	213
Net realized and unrealized investment gains	6,957	—
Gain on bargain purchase	68,306	—
Foreign exchange and other losses, net	(1,723)	—
Interest and amortization expenses	(9,865)	—
Income tax expense	(68)	(30)
Interest in income of equity method investments	24	—
Net income (loss) from continuing operations	49,538	(1,291)
Loss from discontinued operations, net of income tax	(2,813)	—
Net income attributable to Kestrel common shareholders	$46,725	$(1,291)
(1)Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Consolidated Statements of Income.
(2)Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus fee revenue, less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)The Company does not present certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.
Net income attributable to Kestrel common shareholders
Net income from continuing operations for the year ended December 31, 2025 was $49.5 million compared to a net loss of $1.3 million in 2024. Net income from continuing operations for the year ended December 31, 2025 was substantially the result of a gain on bargain purchase of $68.3 million from the completion of the Combination on May 27, 2025 as discussed in Note 17. Business Combination included in Part II. Item 8. Financial Statements and Supplementary Data.
Excluding the gain on bargain purchase, the Company incurred a net loss of $21.6 million for the year ended December 31, 2025 compared to a net loss of $1.3 million for 2024. This was largely due to an underwriting loss of $10.3 million from the Legacy Reinsurance segment, along with higher operating costs, interest expense of $11.3 million on the Senior Notes and net foreign exchange losses; this was partially offset by higher Program Services fee income, net investment income and net unrealized gains from investment activities.
The Legacy Reinsurance segment underwriting loss of $10.3 million for the year ended December 31, 2025 was due to:
•On a current accident year basis, the segment had an underwriting loss of $10.2 million for the year ended December 31, 2025, primarily due to a current year underwriting loss of $6.0 million for Diversified Reinsurance Legacy business and a current year underwriting loss of $4.2 million for the AmTrust Reinsurance Legacy business.

•Net adverse PPD of $0.1 million for the year ended December 31, 2025 consisting of net adverse PPD of $0.8 million for Diversified Reinsurance legacy business partly offset by net favorable PPD of $0.7 million for AmTrust Reinsurance legacy business;
•The underwriting loss for Legacy Reinsurance segment included $6.2 million in non-recurring charges relating to the Diversified Reinsurance Legacy business as follows:
•Legal and professional fees of $2.6 million for the GLS arbitration proceedings as discussed in Note 11. Commitments, Contingencies and Guarantees of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information";
•Severance and terminated costs associated with headcount reductions totaling $3.1 million; and
•Net charges of $0.5 million associated with commutation of an IIS-related reinsurance contract.
•The loss above includes amortization of $1.9 million for the fair value adjustment on the discount on acquired net loss reserves due to the Combination which is recurring and amortized over the remaining claims settlement period.
The underwriting loss in the Legacy Reinsurance segment was offset by the following segment and investment results:
•Program Services segment produced fee income of $2.8 million for the year ended December 31, 2025 compared to fee income of $1.1 million in 2024. Fee revenue increased to $6.1 million for the year ended December 31, 2025 compared to $3.6 million for 2024 resulting from higher premium produced by both new and existing client programs.
•combined income from investment activities of $15.3 million for the year ended December 31, 2025 compared to $0.2 million in 2024 primarily due to:
•net investment income increased to $8.3 million for the year ended December 31, 2025 compared to $0.2 million that was earned in 2024;
•realized and unrealized investment gains of $7.0 million for the year ended December 31, 2025 compared to $0.0 million in 2024; and
•interest in income of equity method investments of $24.0 thousand for the year ended December 31, 2025 compared to $0.0 million in 2024.
•corporate general and administrative expenses increased to $15.0 million for the year ended December 31, 2025 compared to $2.6 million in 2024. Corporate expenses for the year ended December 31, 2025 included $2.7 million for non-recurring corporate insurance, legal expenses and Combination-related costs. Excluding non-recurring expenses, our corporate expenses for the year ended December 31, 2025 increased by $9.7 million compared to 2024, which were primarily the result of our Combination with Maiden; and
•foreign exchange and other losses of $1.7 million for the year ended December 31, 2025 compared to $0.0 million in 2024, largely due to significant weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net Premiums Written
Net premiums written by our reportable segment, reconciled to the total consolidated net premiums written for the year ended December 31, 2025 are detailed below:

For the Year Ended December 31,	2025
($ in thousands)	Total
Diversified Reinsurance Legacy Business	$7,444
AmTrust Reinsurance Legacy Business	(1,235)
Total Legacy Reinsurance Segment(1)	$6,209
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to December 31, 2025.

Net premiums written for the year ended December 31, 2025 of $6.2 million was split as follows:
•Premiums written in the Diversified Reinsurance legacy business was $7.4 million for the year ended December 31, 2025. As discussed in Note 16. Assets Held for Sale of the Notes to Consolidated Financial Statements in Part II Item 8. "Financial Statements and Supplementary Data", Maiden LF and Maiden GF are no longer writing new business and non-underwriting related assets and liabilities are shown as held-for-sale in our consolidated financial statements.
•Premiums written in the AmTrust Reinsurance legacy business was $(1.2) million for the year ended December 31, 2025 due to negative premium adjustments in the AmTrust Quota Share, being terminated effective January 1, 2019.
Please refer to the analysis of the Diversified Reinsurance Legacy Business and AmTrust Reinsurance Legacy Business in our Legacy Reinsurance segment for further details.

Net Premiums Earned
Net premiums earned for the year ended December 31, 2025 was $12.7 million. Net premiums earned in our reportable segment, reconciled to the total consolidated net premiums earned, for the year ended December 31, 2025 are detailed as follows:

For the Year Ended December 31,	2025
($ in thousands)	Total
Diversified Reinsurance Legacy Business	$7,765
AmTrust Reinsurance Legacy Business	4,908
Total Legacy Reinsurance Segment(1)	$12,673
(1) Legacy Reinsurance segment results only include the post-combination period of May 28, 2025 to December 31, 2025.
Net premiums earned by Diversified Reinsurance legacy business for the year ended December 31, 2025 was $7.8 million. Maiden LF and Maiden GF are no longer writing new business and the non-underwriting related assets and liabilities are shown as held-for-sale in our consolidated financial statements as discussed above.
Net premiums earned under AmTrust Reinsurance legacy business for the year ended December 31, 2025 was $4.9 million. This was earned entirely under the AmTrust Quota Share. Please refer to the analysis of Diversified Reinsurance and AmTrust Reinsurance under our Legacy Reinsurance segment results discussed further below for additional information.
Fee Revenue
Fee Revenue is primarily produced by our Program Services segment. Revenue is measured as the amount of consideration Kestrel expects to receive in exchange for providing services to its customer and is generally governed by its managed service agreement. This agreement outlines the structure of an authorized program for which Kestrel oversees the placement of effective insurance policies in exchange for a fee. These agreements may also include other provisions, such as minimum fee arrangements or cancellation provisions, which may impact revenue recognition.
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
Fee revenue earned for the year ended December 31, 2025 increased to $6.1 million compared to $3.6 million during 2024. Fee revenue increased by $2.4 million compared to 2024 driven by increased premium volume produced by new and existing client programs. Please see the discussion regarding our Program Services segment further below for additional details.
Net Investment Income
Net investment income for the year ended December 31, 2025 increased by $8.1 million, compared to 2024 due to inclusion of Maiden's legacy fixed income and alternative investment portfolios in connection with the Combination on May 27, 2025.
Annualized average book yields increased to 5.6% for the year ended December 31, 2025, compared to 4.3% in 2024. Net interest income from our net loan receivable from related party was $3.6 million for the year ended December 31, 2025. The net loan receivable from related party had an average balance of $98.7 million and carried a weighted average interest rate of 6.0% for the year ended December 31, 2025. Floating rate investments comprised 53.8% of our total fixed income investments at December 31, 2025 compared to 0.0% at December 31, 2024.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Average aggregate fixed income assets, at cost (1)	$140,772	$4,920
Annualized investment book yield	5.6%	4.3%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $7.0 million were recognized for the year ended December 31, 2025. Net unrealized gains for the year ended December 31, 2025 reflect fair value adjustments from Maiden's legacy alternative investments portfolio acquired under the Combination.

Net realized and unrealized investment gains for the year ended December 31, 2025 are summarized in the table below by investment category:

For the Year Ended December 31,	2025
($ in thousands)
Net realized gains:
Fixed maturity securities	$9
Total net realized gains	9
Net unrealized gains:
Other investments	6,345
Equity securities	603
Total net unrealized gains	6,948
Net realized and unrealized investment gains	$6,957
Please refer to the Investment Results section in Liquidity and Capital Resources for further information on the net realized and unrealized investment gains on the Company's fixed maturity securities and the alternative investment portfolio.
Net Loss and LAE
Net loss and LAE incurred for the year ended December 31, 2025 were $9.0 million. Net incurred losses were impacted by net adverse PPD of $0.1 million for the year ended December 31, 2025. Excluding the impact of PPD, current year losses were $8.8 million for the year ended December 31, 2025.
Net incurred losses included $1.0 million of charges associated with the commutation of a reinsurance contract in the IIS business were included in Legacy Reinsurance underwriting results for the year ended December 31, 2025.
The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. The net prior year loss development is discussed in greater detail in the Legacy Reinsurance segment discussion and analysis and is entirely associated with the run-off of terminated reinsurance contracts in the Legacy Reinsurance operations.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses incurred for the year ended December 31, 2025 were $3.1 million. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses incurred for the year ended December 31, 2025 increased by $24.0 million, compared to 2024 primarily due to the inclusion of Maiden's general and administrative operating expenses subsequent to May 27, 2025.
General and administrative expenses for the years ended December 31, 2025 and 2024 were comprised of:

	For the Year Ended December 31,
($ in thousands)	2025	2024
General and administrative expenses – segments	$14,107	$2,554
General and administrative expenses – corporate	14,955	2,554
Total general and administrative expenses	$29,062	$5,108
Segment expenses included legal and professional fees of $2.6 million related to GLS arbitration proceedings as discussed in Note 11. Commitments, Contingencies and Guarantees of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information". In addition, $3.1 million of severance and termination costs. Excluding non-recurring segment expenses, our adjusted segment general and administrative expenses for the year ended December 31, 2025 were $8.4 million.
Corporate expenses for the year ended December 31, 2025 included $2.7 million for certain non-recurring expenses relating to corporate insurance, corporate legal matters and Combination-related costs. Excluding non-recurring expenses, our adjusted corporate expenses in the year ended December 31, 2025 increased by $9.7 million compared to 2024. Corporate expenses also included vesting of certain stock-based awards of $0.9 million for the year ended December 31, 2025 compared to $0.1 million incurred in 2024.
As noted above, our corporate and segment expenses significantly increased primarily due to the Combination with Maiden during the year ended December 31, 2025.

Interest and Amortization Expenses
Total interest and amortization expenses incurred for the year ended December 31, 2025 were $9.9 million which included:
•Interest expense of $11.3 million on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the year ended December 31, 2025 that were acquired upon completion of the merger; and
•Amortization expense of $0.7 million for the fair value adjustment on the Senior Notes in the year ended December 31, 2025. The difference between the principal amount of the acquired Senior Notes and their fair market value at closing of the Combination is being amortized over those securities' remaining life;
partially offset by:
•Amortization of the fair value adjustment of $2.2 million for the net loan receivable from related party in the year ended December 31, 2025.
Please refer to Part II, Item 8. Notes to Consolidated Financial Statements: Note 7. Long-Term Debt for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the year ended December 31, 2025.
Gain on Bargain Purchase
As discussed in Part II, Item 8. Notes to Consolidated Financial Statements: Note 17. Business Combination included in this Form 10-K, the gain on bargain purchase of $68.3 million is the differential between the fair value of net assets of Maiden acquired on May 27, 2025 as a result of the Combination and the equity consideration effectively transferred to Maiden shareholders on that date. The fair value of net acquired assets of Maiden had a decrease of $5.3 million from the provisional fair value on May 27, 2025 due to updated information for certain underlying investment assets in the fourth quarter of 2025 and was recorded against the estimated gain on bargain purchase recognized for the year ended December 31, 2025.
Change in Earn out Liability
Pursuant to terms of the Combination, former Kestrel shareholders are eligible to earn additional contingent consideration up to the lesser of (x) 2.75 million common shares of Kestrel Group and (y) $45.0 million payable in common shares of Kestrel Group, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to the closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to completion of the transaction through May 31, 2028 ("Performance Period"). During the year ended December 31, 2025, there was no earn out liability recognized by the Company based upon current estimates of Kestrel business for the Performance Period, including the performance of the Program Services business through December 31, 2025.
Foreign Exchange and Other Gains (Losses)
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment. Net foreign exchange and other losses of $1.7 million were realized for the year ended December 31, 2025, compared to $0.0 million in 2024. This included a revaluation gain of $0.9 million on a contingent receivable held in relation to an equity investment in the insurance distribution industry that was sold prior to the Combination. Under ASC 805, the earn out consideration for this contingent receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in net income through foreign exchange and other gains and losses.
Foreign exchange losses of $2.6 million for the year ended December 31, 2025 were attributable to weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro. Our non-USD denominated liabilities at December 31, 2025 included net loss reserves of $286.4 million. Our foreign currency asset exposures at December 31, 2025 included $97.9 million of fixed maturity euro denominated bonds managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.5 million of real estate investments denominated in Canadian dollars, as well as $11.0 million of funds withheld receivable denominated in euro.
Income Tax Expense
The Company recognized an income tax expense of $0.1 million for the year ended December 31, 2025 compared to an income tax expense of $30.0 thousand recognized for 2024. The income tax expense for 2025 and 2024 was largely generated on the operating results of our international subsidiaries from continuing operations. The effective rate of income tax was 0.1% for the year ended December 31, 2025 compared to an income tax rate of (2.4)% for the year ended December 31, 2024. The effective tax rate on the Company's net income (loss) differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.

Underwriting Results by Reportable Segment
Program Services Segment
The segment results for Program Services for the year ended December 31, 2025 were as follows:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Premium produced(1)	$188,345	$103,841
Fee revenue	$6,076	$3,634
General and administrative expenses	(3,246)	(2,554)
Fee income	$2,830	$1,080
(1) Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.

Program Services segment results for the year ended December 31, 2025 increased by $1.8 million or 162.0%, compared to 2024 due to increased premium volume produced by new and existing client programs. Program services revenue is presently highly concentrated because of capacity distribution agreements with two Program Services clients representing 72.1% and 21.2% of total fee revenue earned in 2025, respectively (93.3% and 0.0% of fee revenue in 2024, respectively). The first Program Services client is a large, diversified capacity provider and our relationship with this client presently includes more than ten separate sub-programs (nine of which produced revenue in 2025). No individual sub-program is greater than 35% of total earned fee revenue for 2025.
Legacy Reinsurance Segment
The following table details the underwriting results for the two components of our Legacy Reinsurance segment which is comprised of Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for our Legacy Reinsurance segment for the year ended December 31, 2025 were as follows:

For the Year Ended December 31,	2025
($ in thousands)
Gross premiums written	$6,091
Net premiums written	$6,209
Net premiums earned	$12,673
Net loss and LAE	(8,992)
Commission and other acquisition expenses	(3,131)
General and administrative expenses	(10,861)
Underwriting loss	$(10,311)
The underwriting loss above includes a series of non-recurring charges and other significant expenses as follows:
•Legal and professional fees of $2.6 million for GLS arbitration proceedings as discussed in Note 11. Commitments, Contingencies and Guarantees of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information";
•Severance and terminated costs associated with headcount reductions totaling $3.1 million;
•Net charges of $0.5 million associated with the commutation of a reinsurance contract in our IIS business, including amounts related to reconciliation of the underlying data relating to that contract; and
•Amortization expense of $1.9 million related to the fair value adjustment on the discount on acquired net loss reserves due to the reverse acquisition accounting for the Combination. These costs are recurring and will be amortized based on the claims settlement period and timing of reinsurance recovery payments in the future.
Excluding non-recurring charges and expenses of $6.2 million, the adjusted underwriting loss was $4.1 million for the year ended December 31, 2025. This was principally the result of an underwriting loss of $3.5 million from AmTrust Reinsurance Legacy Business.

Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the year ended December 31, 2025 were as follows:

For the Year Ended December 31,	2025
($ in thousands)
Gross premiums written	$7,326
Net premiums written	$7,444
Net premiums earned	$7,765
Net loss and LAE	(3,844)
Commission and other acquisition expenses	(3,015)
General and administrative expenses	(7,716)
Underwriting loss	$(6,810)
Underwriting loss by Diversified Reinsurance Legacy business unit during the year ended December 31, 2025 is detailed in the table below:

For the Year Ended December 31,	2025
($ in thousands)
International	$(2,918)
GLS	(3,733)
Other run-off lines	(159)
Underwriting loss	$(6,810)
The underwriting loss above includes a series of non-recurring charges and other significant expenses as follows:
•Legal and professional fees of $2.6 million for GLS arbitration proceedings as discussed in Note 11. Commitments, Contingencies and Guarantees of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information";
•Severance and terminated costs associated with headcount reductions totaling $3.1 million;
•Net charges of $0.5 million associated with the commutation of a reinsurance contract in our IIS business, including amounts related to reconciliation of the underlying data relating to that contract; and
•Amortization expense of $0.3 million related to the fair value adjustment on the discount on acquired net loss reserves due to the reverse acquisition accounting for the Combination. These costs are recurring and will be amortized based on the claims settlement period and timing of reinsurance recovery payments in the future.
Excluding non-recurring charges and expenses of $6.2 million, the adjusted underwriting loss was $0.6 million for the year ended December 31, 2025, which reflects the ongoing run-off of the Company’s international operations.
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are not writing any new business due to the AmTrust Renewal Rights Agreements which cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. Maiden LF and Maiden GF are presently the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written going forward regarding Diversified Reinsurance Legacy Business.
Please refer to Note 16. Assets Held for Sale of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information" for more details.
Net Loss and LAE — Net loss and LAE of $3.8 million were incurred in the year ended December 31, 2025 primarily due to business written in our IIS platform. The net incurred losses were impacted by net adverse PPD of $0.8 million for the year ended December 31, 2025 primarily due to $1.0 million of losses incurred associated with the commutation of a reinsurance contract in the IIS business including amounts related to reconciliation of the underlying data relating to that contract.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses of $3.0 million were incurred in the year ended December 31, 2025. This is driven by lower premiums written and earned by Maiden LF and GF as they are not writing any new business as discussed in Note 16. Assets Held for Sale of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information".
General and Administrative Expenses — General and administrative expenses of $7.7 million were incurred in the year ended December 31, 2025. Non-recurring expenses included legal and professional fees of $2.6 million related to the GLS arbitration proceedings as discussed in Note 11. Commitments, Contingencies and Guarantees of the Notes to Consolidated Financial Statements under Part II Item 8. "Financial Statements and Supplementary Information". It also included severance costs of $3.1 million associated with certain headcount reductions and $0.3 million of amortization on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination in 2025.

AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy Business for the year ended December 31, 2025 were as follows:

For the Year Ended December 31,	2025
($ in thousands)
Gross premiums written	$(1,235)
Net premiums written	$(1,235)
Net premiums earned	$4,908
Net loss and LAE	(5,148)
Commission and other acquisition expenses	(116)
General and administrative expenses	(3,145)
Underwriting loss	$(3,501)
The underwriting results for the year ended December 31, 2025 reflect an underwriting loss of $4.2 million for the current accident year, emanating from the ongoing unprofitable run-off of certain multiple year policies. These current year results exclude $0.7 million in favorable PPD. The current accident year underwriting loss includes $1.7 million of amortization on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination. These costs are recurring and will be amortized over the remaining settlement period of underlying claims and timing of reinsurance recovery payments.
Premiums - The negative written premiums for the year ended December 31, 2025 reflect adjustments primarily for Specialty Risk and Extended Warranty business in the AmTrust Quota Share. There was no premium activity in the European Hospital Liability Quota Share in 2025. The termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 has resulted in no new business written under these reinsurance agreements since 2018.
The table below provides detail by line of business on net premiums earned for AmTrust Reinsurance Legacy Business in the year ended December 31, 2025:

For the Year Ended December 31,	2025
Net Premiums Earned	($ in thousands)
Small Commercial Business	$(80)
Specialty Program	(1)
Specialty Risk and Extended Warranty	4,989
Total AmTrust Reinsurance Legacy Business	$4,908
Net Loss and LAE — Net loss and LAE of $5.1 million were incurred for the year ended December 31, 2025. Net incurred losses for the year ended December 31, 2025 were impacted by net favorable PPD of $0.7 million. Excluding the impact of favorable PPD, current year losses were $5.8 million for the year ended December 31, 2025 incurred in the AmTrust Quota Share. The table below shows total PPD for the AmTrust Reinsurance Legacy Business for the year ended December 31, 2025:

For the Year Ended December 31,	2025
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$(760)
LPT/ADC Agreement and other runoff	(4,304)
European Hospital Liability Quota Share	4,412
Total AmTrust Prior Year Development	$(652)
Net incurred losses for the year ended December 31, 2025 included favorable PPD of $0.7 million. Net favorable PPD was largely due to an increase of $4.3 million in loss recoveries anticipated under the LPT/ADC Agreement, and net favorable development $0.8 million experienced on Worker's Compensation and other lines in the AmTrust Quota Share; partially offset by adverse PPD of $4.4 million from European Hospital Liability business for claims adjustments on certain death claims.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses of $0.1 million were incurred in the year ended December 31, 2025.
General and Administrative Expenses — General and administrative expenses of $3.1 million were incurred in the year ended December 31, 2025 and includes $1.7 million of amortization on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination.

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
As a result of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income from Maiden as discussed in Part II, Item 8. Notes to Consolidated Financial Statements "Note 4. Investments" and "Note 17. Business Combination" included in this Form 10-K. As of December 31, 2025, the Company had investable assets of $496.6 million compared to $4.3 million as of December 31, 2024. Investable assets include the combined total of our fixed maturity investments, alternative investments, cash and restricted cash (including cash equivalents), net loan receivable from a related party and funds withheld receivable.
As discussed in "Item 1. Business", Maiden Reinsurance is regulated by the Vermont DFR. We are actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives, including our Combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including GLS activities and its amended investment policy made in the year ended December 31, 2025.
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter of 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden Holdings or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice it had already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining commitments to existing investments, which total $24.8 million in unfunded commitments as of December 31, 2025.
Under the conditions stipulated in the Vermont DFR approval for the Combination, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's surplus as regards policyholders and ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring annual dividends (which require prior approval by the Vermont DFR) but our ability to selectively underwrite business in support of our Program Services segment in the future. At December 31, 2025, Maiden Reinsurance had statutory capital and surplus of $258.0 million, exceeding the amounts required to be maintained of $55.0 million at December 31, 2025.
Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, which requires prior approval by the Vermont DFR prior to payment of dividends under the program; and 2) an extraordinary dividend of $40.0 million which formed the basis for the cash consideration received by the Company's shareholders pursuant to the terms of the Combination. In 2025, the Vermont DFR approved all dividend requests under the current dividend program. During the year ended December 31, 2025, Maiden Reinsurance paid dividends of $28.8 million to Maiden NA as part of the approved annual dividend program. During the year ended December 31, 2025, Maiden NA did not pay any dividends to Maiden Holdings. On February 25, 2026, the Vermont DFR approved a dividend request for $7.5 million paid by Maiden Reinsurance to Maiden NA on February 27, 2026.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both subject to regulation and supervision by the Swedish Finansinspektionen ("Swedish FSA"). As discussed in "Item 1. Business", we have entered into an agreement to sell Maiden LF and Maiden GF, which is pending regulatory approval. At December 31, 2025, Maiden LF and Maiden GF had statutory capital and surplus of $7.1 million and $6.2 million, respectively, exceeding the amounts required to be maintained of $4.7 million and $3.2 million, respectively, at December 31, 2025. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2025, Maiden LF and Maiden GF are not allowed to pay dividends or distributions without the permission of the Swedish FSA. During the year ended December 31, 2025, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global Holdings, Ltd. ("Maiden Global"), is a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. FCA. At December 31, 2025, Maiden Global is allowed to pay dividends or distributions not exceeding $1.2 million. Maiden Global paid dividends of $1.6 million to Maiden Holdings during the year ended December 31, 2025.
We may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce unrestricted liquidity. Further, we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our unrestricted liquidity.

Operating, investing and financing cash flows
Our sources of funds may consist of fee revenue, premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder of cash in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy, as well as for potential capital management such as repurchasing our shares.
During the year ended December 31, 2025, we experienced negative operating cash flows as we continue to run off the AmTrust Reinsurance Legacy Business reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows into 2026, and we will use funds from cash and investment portfolios, fee revenue, premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments are principally from the run-off of existing reserves for losses and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. The cash consideration and related significant professional expenses associated with completing the Combination, however utilized substantial amounts of Maiden's current unrestricted liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements to operate our business, as our reinsurance liabilities continue to run-off, our balance sheet increasingly consists of more illiquid investments which we are seeking to dispose of in exchange for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may restrain our liquidity further and we may need to consider alternative measures to ensure we continue to fulfill those obligations.
Further, while we are no longer making new alternative asset commitments, Maiden's historical asset management strategy which was part of the Combination can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.
At December 31, 2025, unrestricted cash, cash equivalents and fixed maturity investments were $16.3 million compared to $4.3 million held at December 31, 2024, an increase of $12.0 million during the year ended December 31, 2025. This was a result of the Combination on May 27, 2025, in which the Company acquired significant investable assets owned by Maiden. Please see the related discussion on cash flows from investing and financing activities below. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
	($ in thousands)
Operating activities	$(96,141)	$(1,267)
Investing activities	146,945	—
Financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash	392	—
Total increase (decrease) in cash, restricted cash, and cash equivalents	$11,196	$(1,267)
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2025 were $96.1 million compared to cash flows used in operating activities of $1.3 million for the year ended December 31, 2024. The increase in cash used in operating cash flows was due to claim payments for ongoing runoff of reinsurance liabilities related to the acquired Maiden legacy reserves on May 27, 2025.
Cash Flows from Investing Activities
Cash flows provided by investing activities consist of proceeds from sales and maturities of investments net of payments for investments acquired. Cash provided by investing activities was $146.9 million for the year ended December 31, 2025 compared to net cash used in investing activities of $0.0 million for 2024. Cash flows provided by investing activities for the year ended December 31, 2025 was primarily due to $79.8 million of cash acquired from the purchase of the Maiden business under the Combination which closed on May 27, 2025.
For the year ended December 31, 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $52.4 million. The size of the fixed income investment portfolio continues to diminish as claims payments are made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements in our Legacy Reinsurance segment.
Cash flows from investing activities for year ended December 31, 2025 included purchases of alternative investments which exceeded proceeds from the sales and redemptions. The net purchases of $7.7 million for alternative investments during the year ended December 31, 2025 were primarily due to pre-existing commitments for private equity fund investments in our alternative investment portfolio that was acquired in the Combination with Maiden on May 27, 2025.

Cash Flows from Financing Activities
Cash flows used in financing activities were $40.0 million for the year ended December 31, 2025 compared to $0.0 million during 2024, the result of cash dividends paid to Kestrel equity holders pursuant to the terms of the Combination which was completed on May 27, 2025. No other dividends on common shares were paid for the years ended December 31, 2025 and 2024.
Restrictions, Collateral and Specific Requirements
As previously noted, as a result of the completion of the Combination with Maiden on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income in addition to considerable loss reserves and unearned premiums under legacy reinsurance contracts as discussed in Part II, Item 8. Notes to Consolidated Financial Statements Note 4. Investments, Note 9. Reserve for Loss and Loss Adjustment Expenses and Note 17. Business Combination included in this Form 10-K. Pursuant to the terms of the underlying reinsurance contracts associated with these liabilities, Maiden Reinsurance is required in certain instances to provide collateral in various forms as security against performance to satisfy those obligations. Those collateral obligations remained with Maiden Reinsurance after completion of the Combination.
Maiden Reinsurance is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. to obtain credit on their U.S. statutory financial statements with respect to reinsurance recoverables due to them. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies to comply with relevant insurance regulations or contractual requirements. At December 31, 2025, the Company had letters of credit outstanding of $37.1 million for collateral purposes which are secured by cash and fixed maturity investments with a fair value of $41.8 million.
At December 31, 2025 and 2024, restricted cash and cash equivalents and fixed maturity investments used as collateral were $163.9 million and $0.0 million, respectively. This collateral represents 91.0% and 0.0% of the fair value of total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2025 and 2024, respectively. The following table provides additional information on restricted cash and fixed maturities used as collateral at December 31, 2025:

December 31,	2025
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$7,670	$52,350	$60,020
AmTrust Reinsurance	1,379	102,368	103,747
Other	97	—	97
Total	$9,146	$154,718	$163,864
As a % of Consolidated Balance Sheet captions	100.0%	94.8%	95.1%
On January 1, 2025, Maiden Reinsurance and AmTrust amended the terms of the loan agreement provided by Maiden Reinsurance to AmTrust International Insurance, Ltd. (“AII”). Under the new terms, an Amended and Restated Loan Agreement was entered into effective January 1, 2025 (“AR Loan Agreement”), by which the principal amount of the collateral loan will be repaid (subject to satisfying stipulated collateral funding requirements) on or before the extended maturity date of January 1, 2033 pursuant to the repayment schedule set forth in the AR Loan Agreement. The principal amount equals (a) $152.4 million minus (b) the amount of payments and any prepayments made by or on behalf of AmTrust from time to time. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the AR Loan Agreement.
Maiden Reinsurance and AmTrust also entered into a new Loan Agreement (“Premium Repayment Loan Agreement”), dated December 31, 2024, by which Maiden Reinsurance will repay AII the principal amount of $24.3 million representing settlement of a dispute over cessions of uncollectible ceded premiums made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Consolidated Balance Sheets at December 31, 2025. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
At December 31, 2025, Maiden Reinsurance's net loan receivable of $86.9 million due from AmTrust is net of the premium repayment loan which satisfies its collateral requirements with AII. Please refer to Note 10. Related Party Transactions included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for details.
Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from these assets, while held in trust, accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to the Company under U.S. law in the State of Vermont. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

We do not anticipate that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize letter of credit facilities will have a material impact on our ability to carry out our normal business activities.
Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part II, Item 8. Notes to Consolidated Financial Statements "Note 4. Investments" and Note 17. Business Combination included in this Form 10-K.
As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was approved by the Vermont DFR, as noted. As of December 31, 2025, Maiden Reinsurance also owned 22.4% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our consolidated financial statements. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Consolidated Balance Sheet at December 31, 2025. The market value of our common shares held by Maiden Reinsurance was $22.9 million at December 31, 2025.
The voting power of Maiden Reinsurance, with respect to its common shares, was previously capped at 9.5% pursuant to the Maiden's bye-laws; however Maiden's shareholders approved the proposal to remove the 9.5% voting limitation on all shareholders at its Special Meeting on April 29, 2025.
Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at December 31, 2025. Further, prior to the Combination, Maiden Reinsurance’s investment policy had expanded to include a wide range of asset classes to enhance the income and total returns its investment portfolio produces, which had been approved by the Vermont DFR. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Consolidated Balance Sheets as discussed in "Note 2. Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. As of December 31, 2025 and 2024, our cash and investments consisted of the following captions:

At December 31,	2025	2024
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$163,167	$—
Equity investments, at fair value	11,748	—
Equity method investments	33,532	—
Other investments	173,358	—
Total investments	381,805	—
Cash and cash equivalents	7,801	4,286
Restricted cash and cash equivalents	9,146	—
Total Investments and Cash (including cash equivalents)	$398,752	$4,286
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4. Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS fixed income securities.
The net purchases of other investments for the year ended December 31, 2025 were due to transactions executed after the completion of the Combination. Other than investment purchases due to pre-existing commitments for private equity funds, we have not made and do not expect to make new commitments to alternative investments in the foreseeable future. For existing investment commitments, please see the Notes to Consolidated Financial Statements Note 11. Commitments, Contingencies and Guarantees under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Under Maiden's approved investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Consolidated Financial Statements Note 4(b). Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

We believe the legacy Maiden alternative investment portfolio assumed in the Combination provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return. However, we believe this portfolio is not suitable for our plans to expand our Program Services segment and in addition to the changes in our investment policy as described above, we are actively seeking to dispose of these assets to further improve our liquidity position and strengthen our ability to grow.
Further, the returns of these alternative investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. While we believe the ultimate returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, are included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities.
Cash & Cash Equivalents
At December 31, 2025, we consider the levels of cash and cash equivalents held to be within our targeted ranges. As noted previously, the cash consideration and related significant professional expenses associated with completing the Combination, however utilized substantial amounts of Maiden's current unrestricted liquidity. In addition, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturity investments, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows at December 31, 2025 and 2024, respectively :

December 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$43,662	$11	$—	$43,673	3.9%	0.1
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618	4.7%	6.1
Non-U.S. government bonds	27,417	—	(142)	27,275	1.4%	0.9
Collateralized loan obligations	62,593	52	(21)	62,624	3.1%	0.3
Corporate bonds	7,977	2	(2)	7,977	0.7%	1.6
Total fixed maturity investments	162,472	860	(165)	163,167	3.0%	1.1
Cash and cash equivalents	16,947	—	—	16,947	—%	0.0
Total	$179,419	$860	$(165)	$180,114	2.7%	1.0

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
Cash and cash equivalents	$4,286	$—	$—	$4,286	4.3%	0.0
Total	$4,286	$—	$—	$4,286	4.3%	0.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2025, the yield on the 10-year U.S. Treasury bond decreased by 40 basis points to 4.18%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. The decrease in risk-free rates for the year ended December 31, 2025 generated net unrealized gains of $0.7 million on our AFS fixed maturity investment portfolio which increased our book value per common share by $0.09 during the year. Current outlooks for global monetary policy have become more uncertain in recent months, as a combination of significant changes in U.S. fiscal and trade policy while simultaneously, labor market conditions are noticeably weakening. The impacts of these policies and conditions on both U.S. and global economic outlooks and inflation appear to be causing central banks to adopt a generally less restrictive monetary policy stance primarily through interest rate cuts. However, a range of conflicting economic indicators is also resulting in some uncertainty that this policy stance will be verified. Should interest rates continue to fall, the impact on our investment portfolios, in particular our fixed maturity assets, is to produce less income and thus weaken our financial condition. Associated increases in the values of our fixed maturity investments may be more limited given the significant share of fixed maturity investments that we hold that are floating rate securities.

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
We also monitor the duration and structure of our investment portfolio as discussed below. As of December 31, 2025, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $3.0 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2025, these respective durations in years were as follows:

December 31,	2025
Fixed maturity investment portfolio and cash and cash equivalents	1.0
Fixed maturity investment portfolio (excluding cash)	1.1
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.2
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.7
During the year ended December 31, 2025, the weighted average duration of our fixed maturity investment portfolio was 1.1 years while the duration for reserve for loss and LAE was 6.2 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of our fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both Agency MBS and commercial mortgage-backed securities held. At December 31, 2025, the duration of loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At December 31, 2025, 53.8% of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

December 31,	2025		2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$62,624	22.5%	$—	—%
Total floating rate AFS fixed maturities at fair value	62,624	22.5%	—	—%
Loan to related party(2)	86,883	31.3%	—	—%
Total floating rate securities	$149,507	53.8%	$—	—%

Total fixed income investments at fair value (1)	$277,953		$4,286
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party.
At December 31, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 13.2% of our fixed maturity investment portfolio at December 31, 2025. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.

The fair value of our U.S. Agency MBS holdings at December 31, 2025 were as follows:

December 31,	2025
($ in thousands)	Fair Value	% of Total
FNMA – fixed rate	$13,184	61.0%
FHLMC – fixed rate	5,951	27.5%
GNMA - variable rate	1,965	9.1%
FGLMC – fixed rate	518	2.4%
Total U.S. agency bonds	$21,618	100.0%
At December 31, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio. Credit ratings in the table below are assigned by S&P, or an equivalent rating agency.
The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2025 were as follows:

	Ratings
December 31, 2025	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Financial Institutions	—%	93.6%	6.4%	—%	$7,977	100.0%
Total Corporate bonds	—%	93.6%	6.4%	—%	$7,977	100.0%

Ratings(1)
December 31, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
The table below includes the Company’s two remaining corporate holdings at fair value and as a percentage of all fixed income securities held as at December 31, 2025. The Company's corporate holdings are 100.0% euro denominated, with 100.0% in the Financial Institutions sector:

December 31, 2025	Fair Value	% of Total AFS Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$7,466	4.6%	A
American Tower Corp, 1.0%, Due 1/15/2032	511	0.3%	BBB+
Total	$7,977	4.9%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2025, 100.0% of our non-U.S. dollar ("non-USD") denominated securities were invested in euro denominated bonds. The net increase in non-USD denominated fixed maturities reflects the acquisition of euro denominated corporate bonds in the Combination with Maiden for the year ended December 31, 2025. At December 31, 2025, the Company's non-U.S. government issuers have a rating of A or higher by Fitch Ratings and/or Moody's Rating. The Company does not employ any credit default protection against any of the fixed maturities held in non-USD denominated currencies at December 31, 2025. At December 31, 2025, we held the following non-USD denominated securities:

December 31,	2025
($ in thousands)	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$62,624	64.0%
Non-USD denominated corporate bonds	7,977	8.1%
Non-USD government bonds	27,275	27.9%
Total non-USD denominated securities	$97,876	100.0%

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments by ratings at December 31, 2025:

Ratings(1) at December 31,	2025
($ in thousands)	Fair Value	% of Total
A+, A, A-	$7,466	93.6%
BBB+, BBB, BBB-	511	6.4%
Total non-U.S. dollar denominated corporate bonds	$7,977	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Investments and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities and equity method investments as reported on our consolidated balance sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of December 31, 2025 consisted of the following asset categories:

December 31,	2025
($ in thousands)	Carrying Value	% of Total
Privately held common stocks	$4,838	2.2%
Privately held preferred stocks	6,910	3.2%
Total equity securities	11,748	5.4%

Real estate investments	33,532	15.3%
Total equity method investments	33,532	15.3%

Private equity funds	31,732	14.5%
Private credit funds	192	0.1%
Privately held equity investments	9,248	4.2%
Investment in direct lending entities	53,275	24.4%
Equity method investments with fair value option elected	78,911	36.1%
Total other investments	173,358	79.3%

Total alternative investments	$218,638	100.0%
Our allocation to alternative investments increased to 54.8% of total cash and investments as of December 31, 2025 reflecting assets acquired in the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

December 31,	2025
($ in thousands)	Carrying Value	% of Total
Private Equity	$16,514	7.5%
Private Credit	192	0.1%
Alternatives	83,044	38.0%
Venture Capital	27,940	12.8%
Real Estate	90,948	41.6%
Total alternative investments	$218,638	100.0%

For further details on these alternative investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of December 31, 2025, $4.3 million or 26.3% of investments in the private equity asset class consisted of investments in private equity funds and $12.2 million or 73.7% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of December 31, 2025, the private credit asset class included $0.2 million or 100.0% in direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of December 31, 2025, $81.2 million or 97.8% of investments in the alternatives asset class were direct investments and $1.9 million or 2.2% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $53.3 million represents 64.2% of this asset class and is carried at fair market value and is discussed further in "Note 4. Investments" included in Part II Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for the year ended December 31, 2025. Prior to the Combination, Maiden had carried the investment in a collateralized direct lending entity at cost less an allowance for expected credit losses.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of December 31, 2025, $15.0 million or 53.7% of investments in the venture capital asset class consisted of investments in funds and $12.9 million or 46.3% consisted of direct equity investments in start-up companies. As of December 31, 2025, $14.2 million or 50.7% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of December 31, 2025, the fair value of this project is $51.0 million and we expect investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of December 31, 2025, the Company has $33.5 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11. Commitments, Contingencies and Guarantees included in Part II Item 8. "Financial Statements and Supplementary Data". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of December 31, 2025, the Company has $6.4 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
As noted, certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future. For further details on these financial guarantees, see Notes to Consolidated Financial Statements: Note 11. Commitments, Contingencies and Guarantees included under Part II Item 8 "Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Investment Results
Our investment portfolio returns increased to $15.3 million included in earnings for 2025 compared to $0.2 million in 2024. The alternative investment portfolio produced a positive net return of 6.9% during 2025. This was largely due to the acquisition of Maiden's AFS fixed income and alternative investment portfolios in connection with the Combination. The Company earned unrealized gains on the alternative investment portfolio, as well as interest income on the net loan receivable from related party and the AFS fixed income portfolio.
The following table summarizes our investment results for the years ended December 31, 2025 and 2024, respectively:

For the Year Ended December 31,	2025	2024
Net investment income	($ in thousands)
Fixed income investments(1)	$7,437	$—
Cash and restricted cash	470	213
Other investments, including equities	557	—
Investment expenses	(121)	—
Total net investment income	8,343	213

Net realized gains (losses):
Fixed income assets(1)	9	—
Total net realized gains	9	—

Net unrealized gains:
Other investments, including equities	6,948	—
Total net unrealized gains	6,948	—

Interest in income of equity method investments:
Interest in income of equity method investments	24	—
Total interest in income of equity method investments	24	—

Total investment return included in earnings (A)	$15,324	$213

Other comprehensive income:
Unrealized gains on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$695	$—
Total investment return = (A) + (B)	$16,019	$213

Annualized income from fixed income assets(2)	$7,907	$213
Average aggregate fixed income assets, at cost(2)	140,772	4,920
Annualized investment book yield	5.6%	4.3%

Average aggregate invested assets, at fair value(3)	$250,439	$4,920
Investment return included in net earnings	6.1%	4.3%
Total investment return	6.4%	4.3%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and net loan receivable from related party. Gross and net investment returns for these assets only include the post-Combination period of May 28, 2025 to December 31, 2025.
2.Fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, net loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
4.Gross and net investment returns for other investments, including equities, only include the post-Combination period of May 28, 2025 to December 31, 2025.

The following table details total investment returns for our fixed income investments for the years ended December 31, 2025 and 2024, respectively:

Fixed Income Investments(1)	For the Year Ended December 31,
($ in thousands)	2025	2024
Gross investment income	$7,907	$213
Net realized gains	9	—
Change in AOCI (3)	695	—
Gross investment returns	$8,611	$213

Average invested assets, at fair value (4)	$141,120	$4,920

Gross Investment Returns	6.1%	4.3%

Investment expenses	$91	$—
Net investment returns	$8,520	$213

Net Investment Returns	6.0%	4.3%
Our net investment returns increased to 6.0% for the year ended December 31, 2025 compared to 4.3% in 2024, reflecting the increased in invested assets from the Combination. Our portfolio includes floating rate investments that comprised 53.8% of our fixed income investments at December 31, 2025. The net loan receivable from related party had a balance of $86.9 million with an average yield that increased to 6.0% during the year ended December 31, 2025 as the loan was acquired in the Combination with Maiden on May 27, 2025.
Please refer to "Notes to Consolidated Financial Statements - Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail on investment returns from fixed income investments held by the Company at December 31, 2025 and 2024. The following table details total investment returns for our alternative investments for the year ended December 31, 2025:

Alternative Investments(2)	For the Year Ended December 31,
($ in thousands)	2025
Gross investment income	$581
Net unrealized gains	6,948
Gross investment returns(5)	$7,529

Average invested assets, at fair value (4)	$109,319

Gross Investment Returns	6.9%

Investment expenses	$30
Net investment returns	$7,499

Net Investment Returns	6.9%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and net loan receivable from related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in AOCI excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
5.Gross and net investment returns for alternative investments only include the post-Combination period of May 28, 2025 to December 31, 2025.

The following table details total investment returns for alternative investments by asset class at December 31, 2025:

December 31, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$581	$581
Net realized and unrealized gains	121	99	1,593	(397)	5,532	6,948
Total Investment Return	$121	$99	$1,593	$(397)	$6,113	$7,529

Average Investments	$8,257	$96	$41,522	$13,970	$45,474	$109,319

Gross Investment Returns	1.5%	103.1%	3.8%	(2.8)%	13.4%	6.9%
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2025 and 2024. Substantially all of the increases in the balance sheet items below relate to the completion of the Combination with Maiden on May 27, 2025, as discussed in Part II, Item 8. Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements: Note 4. Investments and Note 17. Business Combination included in this Form 10-K:

December 31,	2025	2024	Change
($ in thousands)
Reinsurance balances receivable, net	$724	$—	$724
Reinsurance recoverable on unpaid losses	461,197	—	461,197
Net loan receivable from related party	86,883	—	86,883
Intangible assets	9,347	—	9,347
Funds withheld receivable	10,956	—	10,956
Other Assets	17,631	1,224	16,407
Reserve for loss and LAE	637,169	—	637,169
Unearned premiums	17,406	—	17,406
Accrued expenses and other liabilities	51,572	904	50,668
Senior Notes, net	174,402	—	174,402

NOL Carryforwards
We believe the Combination and our ability to increase pre-tax income will create opportunities to utilize Maiden's NOL carryforwards that totaled $467.8 million at December 31, 2025. Approximately $388.7 million of these NOL carryforwards expire in various years beginning in 2029. As of December 31, 2025, $79.1 million or 16.9% of Maiden's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $140.3 million or $18.12 per common share at December 31, 2025. Maiden's net U.S. DTA of $140.3 million is not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is carried against it.
Kestrel LLC has NOL carryforwards of $5.3 million that have no expiry date. Additionally, Kestrel LLC has net DTA of $10.1 million or $1.31 per common share at December 31, 2025, which mainly relates to tax basis intangibles, is not presently recognized on the Company's consolidated balance sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA's as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see Notes to Consolidated Financial Statements: Note 13. Income Taxes included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K.

Capital Resources
During the year ended December 31, 2025, book value per common share increased to $16.57 and diluted book value per common share increased to $16.28, compared to $1.67 at December 31, 2024. This was due to the Combination completed on May 27, 2025, which produced substantially all of the increase in shareholders' equity for the year ended December 31, 2025. The following table shows the movement in our capital resources at December 31, 2025 and 2024:

December 31,	2025	2024	Change
($ in thousands)
Common shares at par value	$100	$27	$73
Additional paid-in capital	177,534	10,107	167,427
Accumulated other comprehensive income	916	—	916
Retained earnings (accumulated deficit)	1,197	(5,528)	6,725
Treasury shares, at cost	(51,463)	—	(51,463)
Total Kestrel shareholders' equity	128,284	4,606	123,678
Senior Notes - principal amount	262,361	—	262,361
Total capital resources	$390,645	$4,606	$386,039
Total capital resources increased by $386.0 million compared to December 31, 2024 due to the following items:
•retained earnings increased by $6.7 million due to net income of $46.7 million for the year ended December 31, 2025 partly offset by a $40.0 million cash distribution to shareholders at closing of the Combination;
•additional paid-in capital increased by $167.4 million primarily due to common shares issued as consideration for the Combination of $166.5 million as well as stock based compensation expense of $0.9 million;
•AOCI increased by $0.9 million driven by: (1) net unrealized gains on investment of $0.7 million mainly from our AFS fixed maturity portfolio relating to market price movements in the year ended December 31, 2025; and (2) an increase in foreign currency translation adjustments of $0.2 million during the year ended December 31, 2025 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro; and
•treasury shares increased by $51.5 million due to the common shares issued to Maiden Reinsurance in respect of the Combination which are not treated as outstanding common shares on the Consolidated Balance Sheet..
Please refer to Notes to Consolidated Financial Statements: Note 6. Shareholders' Equity included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2025 and 2024. Book value and diluted book value per common share at December 31, 2025 and 2024 were computed as follows:

December 31,	2025	2024
	($ in thousands except share and per share data)
Ending common shareholders’ equity	$128,284	$4,606
Numerator for diluted book value per common share calculation	$128,284	$4,606

Common shares outstanding	7,741,943	2,749,996
Shares issued from assumed conversion of dilutive options and restricted shares	136,197	—
Denominator for diluted book value per common share calculation	7,878,140	2,749,996

Book value per common share	$16.57	$1.67
Diluted book value per common share	16.28	1.67
Common Shares
Please see Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for information on common share transactions. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Consolidated Balance Sheet at December 31, 2025. These affiliated shares are not included in the computation of consolidated book value per share and earnings per share on the Company's consolidated financial statements.

Senior Notes
At December 31, 2025, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA, collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
On May 27, 2025 in connection with the Combination, (i) Maiden, as issuer, the Company, as guarantor, and Wilmington Trust, National Association, as trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to that certain indenture dated as of June 14, 2016, providing that the Company will fully and unconditionally guarantee Maiden’s 6.625% Senior Notes due 2046 and (ii) Maiden NA, as issuer, the Company, as guarantor, and Wilmington Trust Company, as trustee, entered into a fourth supplemental indenture (together with the Second Supplemental Indenture, the “Supplemental Indentures”) to that certain indenture dated as of June 24, 2011, providing that the Company fully and unconditionally guarantee MHNA’s 7.75% Senior Notes due 2043.
The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2025. Please refer to "Notes to Consolidated Financial Statements - Note 7. Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes issued by the Company. Please refer to Note 11. Commitments, Contingencies and Guarantees included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K regarding ongoing litigation regarding the 2013 Senior Notes.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) are our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2025, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, but required prior approval of quarterly dividends before payment.
To date the Vermont DFR has approved all dividend requests under this program. Subsequent to these approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance paid total dividends of $137.5 million to Maiden NA as of December 31, 2025.
The summarized financial information below has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden Holdings, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden Holdings, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden Holdings in subsidiaries that are not issuers or guarantors is not presented in the financial information below. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings. The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net income in Maiden NA also reflects investment income earned for the respective period.
Summarized financial information of Maiden NA and Maiden Holdings as of December 31, 2025 and for the year ended December 31, 2025 was as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$12,527	$2,356
Total liabilities	111,299	81,068
Amounts due from subsidiaries (not included in total assets above)	37	5,898
Amounts due to subsidiaries (not included in total liabilities above)	20,354	4,487
Related party loan payable (not included in total liabilities above)	—	331,532
Total revenue	7,782	(1,989)
Net income (loss)	878	(22,290)
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

The ratio of Debt to Total Capital Resources at December 31, 2025 and 2024 was computed as follows:

December 31,	2025	2024
	($ in thousands)
Senior notes - principal amount	$262,361	$—
Shareholders’ equity	128,284	4,606
Total capital resources	$390,645	$4,606
Ratio of debt to total capital resources	67.2%	—%
Off-Balance Sheet Arrangements
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future as further described in the "Notes to Consolidated Financial Statements - Note 11. Commitments, Contingencies and Guarantees " included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization. As discussed above, at December 31, 2025, guarantees of $73.2 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Financial Measures
As defined and described in the Key Financial Measures section, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these financial measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are discussed below.
Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders
Non-GAAP operating loss was $13.8 million for the year ended December 31, 2025, compared to a non-GAAP operating loss of $1.3 million for the year ended December 31, 2024. The non-GAAP operating loss of $13.8 million for the year ended December 31, 2025 was primarily driven by interest expense of $9.9 million and the Legacy Reinsurance segment underwriting loss of $4.1 million excluding the non-recurring expenses in the table below.

Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2025	2024
	($ in thousands except per share data)
Net income (loss) attributable to Kestrel common shareholders	$46,725	$(1,291)
Add (subtract):
Net realized and unrealized investment gains	(6,957)	—
Amortization of intangible assets	2,517	—
Foreign exchange and other losses	1,723	—
Interest in income of equity method investments	(24)	—
Change in bargain purchase gain	(68,306)	—
Net loss from discontinued operations	2,813	—
Litigation costs from GLS related arbitration	2,575	—
Restructuring and severance costs	3,107	—
Costs incurred due to the Combination	2,008	—
Non-GAAP operating loss	$(13,819)	$(1,291)

Diluted earnings (loss) per share attributable to common shareholders	$8.08	$(0.47)
Add (subtract):
Net realized and unrealized investment gains	(1.19)	—
Amortization of intangible assets	0.44	—
Foreign exchange and other losses	0.32	—
Interest in income of equity method investments	—	—
Change in bargain purchase gain	(11.90)	—
Net loss from discontinued operations	0.50	—
Litigation costs from GLS related arbitration	0.45	—
Restructuring and severance costs	0.54	—
Costs incurred due to the Combination	0.35	—
Non-GAAP diluted operating loss per share attributable to common shareholders	$(2.41)	$(0.47)

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2025 and 2024 was as follows:

For the Year Ended December 31, and at December 31,	2025	2024
	($ in thousands)
Non-GAAP operating loss	$(13,819)	$(1,291)
Opening adjusted common shareholders’ equity	4,606	5,837
Ending adjusted common shareholders’ equity	128,284	4,606
Average adjusted common shareholders’ equity	66,445	5,222
Non-GAAP Operating ROACE	(20.8)%	(24.7)%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, exclusively in our Legacy Reinsurance segment, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected.
At December 31, 2025, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses were $2.6 million during the year ended December 31, 2025 compared to net foreign exchange losses of $0.0 million during 2024. The foreign exchange losses for the year ended December 31, 2025 was due to significant depreciation in the value of the U.S. dollar relative to the euro and the British pound regarding uncertainty around international trade and associated U.S. tariff policy. These losses were primarily unrealized and resulted from the effects of revaluation of our net insurance liabilities that are required to be settled in foreign currencies at each balance sheet date.
At December 31, 2025, the increase in foreign currency translation adjustments of $0.2 million in the year ended December 31, 2025 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2025 included reserves for net loss and LAE of $286.4 million in our Legacy Reinsurance segment. Our foreign currency asset exposures at December 31, 2025 include $97.9 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.5 million of equity method real estate investments denominated in Canadian dollars, as well as $11.0 million of funds withheld receivable based in euro.

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
Governmental policy responses to inflation have increased interest rates in recent years which, in the short term, have contributed to unrealized gains on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, there remains uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Currently, while salaries and incentive compensation costs comprise less than one-half of our total general and administrative expenses, continuing inflation and tight labor conditions could have a material impact on our net operating results.

Recent Accounting Pronouncements
Refer to Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies included under Item 8. "Financial Statement and Supplementary Data", of this Annual Report on Form 10-K for a discussion on recently adopted accounting pronouncements.

Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements and Notes thereto commencing on pages F-1 through F-60 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2025. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2025, our Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, because a material weakness in our internal control over financial reporting that had existed at December 31, 2024 had been remediated at December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. This former material weakness in our internal control over financial reporting and our remediation efforts are described below.
Management's Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously reported, our management, including our Principal Executive Officer and Principal Financial Officer, identified a material weakness related to our internal control over financial reporting for the financial statements of the Kestrel Group LLC and its subsidiaries. This material weakness existed prior to the Combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These included:
•Control activities over financial reporting were not sufficiently or appropriately designed or implemented; additionally there was a lack of documentation, review and approval of control activities over key balances recorded to the financial statements of Kestrel Group LLC and its subsidiaries, Kestrel Insurance Agency, LLC and Kestrel Service Corporation;

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
•Controls over the data used, as well as the completeness and accuracy of reports used in the revenue recognition process were ineffective; and
•Information technology general controls were not sufficiently or appropriately designed or implemented over in-scope business processes and financial reporting systems for Kestrel Group LLC.
Remediation Measures
To address the material weakness described above, during fiscal year 2025, we completed a remediation plan which included new and enhanced controls to ensure that:
•in-house accounting personnel have training to ensure they have the relevant expertise related to technical accounting matters, particularly in revenue recognition;
•there is greater segregation of duties and procedures to emphasize analysis of accounts;
•many existing and proven Maiden controls were integrated throughout the Kestrel Group to ensure full compliance; and
•Kestrel IT was incorporated into the Maiden information technology general controls environment.
Management tested the design and operating effectiveness of the new and enhanced controls and concluded that the material weakness had been fully remediated as of December 31, 2025.

Audit Opinion
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2025. This report appears below in the Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kestrel Group Ltd

Opinion on Internal Control Over Financial Reporting

We have audited Kestrel Group Ltd’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kestrel Group Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
March 13, 2026

Item 9B. Other Information.
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.
We have adopted a Code of Business Conduct and Ethics for all employees. The Code of Business Conduct and Ethics is available free of charge on our website at www.maiden.bm and is available in print to any shareholder who requests it. We intend to disclose any amendments to this code by posting such information on our website, and disclose any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

Item 11. Executive Compensation.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Financial statements and schedules
Financial statements listed in the accompanying index to our Consolidated Financial Statements starting on page F-1 are filed as part of this Annual Report on Form 10-K, and are included in Item 8. "Financial Statement and Supplementary Data".
All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) Exhibits
The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 13, 2026.

KESTREL GROUP LTD
By:
/s/ Bradford Luke Ledbetter
	Name:	Bradford Luke Ledbetter
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
	Name:	Patrick J. Haveron
	Title:	President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradford Luke Ledbetter	Chief Executive Officer (Principal Executive Officer)	March 13, 2026
Bradford Luke Ledbetter	(Principal Executive Officer)
/s/ Patrick J. Haveron	President and Chief Financial Officer (Principal Financial Officer)	March 13, 2026
Patrick J. Haveron	(Principal Financial Officer)
/s/ Terry Lee Ledbetter	Executive Chairman	March 13, 2026
Terry Lee Ledbetter
/s/ Joseph Brecher	Director	March 13, 2026
Joseph Brecher
/s/ Erik Cohen	Director	March 13, 2026
Erik Cohen
/s/ Michael Hotchkiss	Director	March 13, 2026
Michael Hotchkiss
/s/ Steven Nigro	Director	March 13, 2026
Steven Nigro
/s/ Jeffrey Weissmann	Director	March 13, 2026
Jeffrey Weissmann

EXHIBIT INDEX

Exhibit No.	Description
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

10.2+
Amended and Restated Employment Agreement, dated August 8, 2025, by and between Kestrel Group Ltd and Terry Ledbetter, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on August 14, 2025.

10.3+
Amended and Restated Employment Agreement, dated August 8, 2025, by and between Kestrel Group Ltd and Bradford Luke Ledbetter, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on August 14, 2025.

10.4+
Amended and Restated Employment Agreement, dated February 10, 2026, by and between Kestrel Group Ltd and Patrick Haveron, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 13, 2026

10.5+	Maiden 2019 Omnibus Incentive Plan as of December 10, 2019, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-285664), filed March 10, 2025.

10.6+	Kestrel Group Ltd 2025 Equity Incentive Plan, incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4/A (File No. 333-285664), filed March 24, 2025.
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

10.27+	Form of Indemnification Agreement between Kestrel Group Ltd and its officers and directors, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed on May 30, 2025.
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

10.47+	Form of Restricted Share Agreement, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 001-42668), filed November 5, 2025
21.1	List of Subsidiaries of Kestrel Group Ltd (filed herewith).
22.1	List of subsidiary issuers of parent guaranteed securities
23.1	Consent of Ernst & Young LLP
23.2	Consent of Frazier & Deeter, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Clawback Policy
97.2	Insider Trading Policy and Outside Investment Policy
101.1
The following materials from Kestrel Group Ltd Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
+Indicates management contract or compensatory plan.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Kestrel Group, LLC

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the business combination described in Note 1, the accompanying consolidated balance sheet of Kestrel Group, LLC (the "Company") as of December 31, 2024, and the related consolidated statement of operations, changes in members' equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements (the consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein)). In our opinion, except for the adjustments for the business combination described in Note 1, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As previously disclosed in Form 8-K/A filed on August 14, 2025, the consolidated financial statements have been restated to correct certain misstatements.

Equity Reclassifications
We were not engaged to audit, review, or apply any procedures to the adjustments for the business combination described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Frazier & Deeter, LLC

We served as the Company's auditor in 2025.
Atlanta, Georgia
March 10, 2025, except for the effects of the restatement of consolidated financial statements, as to which the date is August 14, 2025, except for the equity reclassifications, as to which the date is March 13, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kestrel Group Ltd

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kestrel Group Ltd (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2026 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Incurred but not Reported Reserves
Description of the Matter
At December 31, 2025, the Company’s reserve for loss and loss adjustment expenses was $637 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represents management’s estimate of the ultimate costs of all reported and unreported losses incurred not yet paid. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

Auditing management’s estimate of incurred but not reported reserves was complex due to the highly judgmental nature of the significant assumptions used in the valuation of the estimate. The significant judgment was primarily due to the sensitivity of management’s estimate to the actuarial methods selected and the assumptions used in the determination of the loss development factors and ultimate claim costs.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s incurred but not reported reserving process. This included, among others, controls over the review and approval processes that management has in place for the selection of actuarial methods and assumptions used in estimating the incurred but not reported reserves.

To test the Company’s estimate of incurred but not reported reserves, our audit procedures included among others, the assistance of our actuarial specialists to evaluate the assumptions used by comparing the significant assumptions, including the selection and weighting of the actuarial methods, payment patterns and expected loss ratios, to the Company’s historical experience. We developed a range of reasonable reserve estimates, which included performing independent projections for a sample of lines of business and compared the Company’s recorded reserves to the range of reasonable reserve estimates. We also performed a review of the emerged development of prior year loss and loss adjustment expense reserves versus the expected and use it to inform our current estimate.

Business Combination – Fair value of Level 3 financial instruments and the fair value adjustment to net reserves for loss and loss adjustment expenses acquired
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, on May 27, 2025, Kestrel Group, LLC and Maiden Holdings, Ltd. completed their previously announced business combination, forming Kestrel Group Ltd. The Company accounted for this transaction as a business combination. Kestrel Group, LLC was determined to be the accounting acquirer; accordingly the assets acquired and liabilities assumed were those of Maiden Holdings, Ltd., measured at their fair values as of the acquisition date. Significant assets and liabilities measured at fair value included financial instruments measured using models where significant inputs are not observable (level 3 financial instruments) and the fair value adjustment to net reserves for loss and loss adjustment expenses.

In determining the fair value of the level 3 financial instruments, Management used valuation methodologies described in Notes 2 and 5 to the consolidated financial statements which included significant unobservable inputs and assumptions. The selection of valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The primary valuation techniques used by the Company include market comparables with option pricing models and discounted cash flows. The primary significant unobservable inputs used to measure fair value include discount rates, terms to exit, and volatility rates. In determining the fair value adjustment to net reserves for loss and loss adjustment expenses, Management used valuation models and inputs which reflect its assumptions including payment patterns, as described in Note 2 to the consolidated financial statements.

Auditing the Company’s accounting for its acquisition was complex due to the significant estimation uncertainty in determining the fair value of the Level 3 financial instruments and the fair value adjustment to net reserves for loss and loss adjustment expenses. In particular, auditing the level 3 financial instruments was complex due to the valuation techniques and models utilized by management and the sensitivity of the measurement to the significant assumptions. Auditing management’s estimate of the fair value adjustment to net reserves for loss and loss adjustment expenses was complex due to the highly judgmental nature of the significant assumptions used in the valuation. The high degree of subjectivity was primarily due to the sensitivity of management’s estimate to the payment patterns used in the determination of the fair value adjustment to net reserves for loss and loss adjustment expenses.
How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to the valuation models and significant inputs and assumptions used in the fair value measurement of the acquired assets and liabilities. This included controls over management’s review and approval of valuation methodologies and significant inputs and assumptions used in the valuation of level 3 financial instruments as well as controls over the selection of actuarial assumptions used to estimate the fair value adjustment to net reserves for loss and loss adjustment expenses.
To test the Company’s valuation of level 3 financial instruments our audit procedures included, among others, testing valuation models and significant unobservable inputs. For certain of these financial instruments, we independently developed fair value estimates for which we involved our valuation specialists to assist with the application of these procedures and compared them to the Company’s results, on a sample basis. We also agreed significant unobservable inputs and underlying data used in the Company’s valuation models to information available from third party sources and market data, where available. To test the Company’s estimate of the fair value adjustment for net reserves for loss and loss adjustment expenses, our audit procedures included, among others, the assistance of our actuarial specialists to evaluate the assumptions used by comparing the significant assumptions, including payment patterns to the Company’s historical experience. We independently projected an estimate and developed a range of reasonable estimates of the fair value adjustment for net reserves for loss and loss adjustment expenses and compared the Company’s recorded amounts to the range of reasonable estimates.
Valuation of Level 3 financial instruments
Description of the Matter
As described in Note 2 to the consolidated financial statements as of December 31, 2025, the Company records certain of its financial instruments at fair value, which includes $135 million of other investments and $7 million of equity securities classified as level 3 of the fair value hierarchy. In determining the fair value of the level 3 financial instruments, Management used valuation methodologies described in Notes 2 and 5 to the consolidated financial statements which included significant unobservable inputs and assumptions. The selection of valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The primary valuation techniques used by the Company include market comparables with option pricing models and discounted cash flows. The primary significant unobservable inputs used to measure fair value include discount rates, terms to exit, and volatility rates.

Auditing the Company’s accounting for the fair value of level 3 financial instruments was complex due to the valuation techniques and models utilized by management and the sensitivity of the measurement to the significant assumptions.

How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the fair value of level 3 financial instruments. This included, among others, testing controls over the review and approval processes that management has in place for the selection of valuation methods and the aforementioned significant unobservable inputs and assumptions used in the valuation of level 3 financial instruments.

To test the Company’s valuation of level 3 financial instruments our audit procedures included, among others, testing valuation models and significant unobservable inputs. For certain of these financial instruments, we independently developed fair value estimates for which we involved our valuation specialists to assist with the application of these procedures and compared them to the Company’s results, on a sample basis. We also agreed significant unobservable inputs and underlying data used in the Company’s valuation models to information available from third party sources and market data, where available.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

New York, New York
March 13, 2026

KESTREL GROUP LTD
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(In thousands of U.S. dollars, except share and per share data)

	2025	2024
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2025 - $162,472)	$163,167	$—
Equity securities, at fair value (Cost: 2025 - $11,145)	11,748	—
Equity method investments	33,532	—
Other investments	173,358	—
Total investments	381,805	—
Cash and cash equivalents	7,801	4,286
Restricted cash and cash equivalents	9,146	—
Accrued investment income	4,970	—
Reinsurance balances receivable, net (includes $2 from related parties in 2025. Allowance for expected credit losses: 2025 - $14)	724	—
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2025 - $1,740)	461,197	—
Net loan receivable from related party	86,883	—
Intangible assets	9,347	—
Funds withheld receivable (Allowance for expected credit losses: 2025 - $2)	10,956	—
Other assets	17,631	1,224
Assets held for sale	19,495	—
Total assets	$1,009,955	$5,510
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $554,507 from related parties in 2025)	$637,169	$—
Unearned premiums (includes $17,227 from related parties in 2025)	17,406	—
Accrued expenses and other liabilities (includes $16,443 and $0 from related parties in 2025 and 2024, respectively)	51,572	904
Senior notes - principal amount	262,361	—
Less: unamortized fair value adjustment	87,959	—
Senior notes, net	174,402	—
Liabilities held for sale	1,122	—
Total liabilities	881,671	904
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; shares issued 2025 - 9,979,477; 2024 - 2,749,996; shares outstanding 2025 - 7,741,943; 2024 - 2,749,996)	100	27
Additional paid-in capital	177,534	10,107
Accumulated other comprehensive income	916	—
Retained earnings (accumulated deficit)	1,197	(5,528)
Treasury shares, at cost (2025 - 2,237,534 shares)	(51,463)	—
Total shareholders’ equity	128,284	4,606
Total liabilities and equity	$1,009,955	$5,510
See accompanying notes to Consolidated Financial Statements

KESTREL GROUP LTD
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2025	2024
Revenues
Gross premiums written	$6,091	$—
Net premiums written	$6,209	$—
Change in unearned premiums	6,464	—
Net premiums earned	12,673	—
Fee revenue, net	6,076	3,634
Net investment income	8,343	213
Net realized and unrealized investment gains	6,957	—
Total revenues	34,049	3,847
Expenses
Net loss and loss adjustment expenses	8,992	—
Commission and other acquisition expenses	3,131	—
General and administrative expenses	29,062	5,108
Interest and amortization expenses	9,865	—
Gain on bargain purchase	(68,306)	—
Foreign exchange and other losses	1,723	—
Total expenses	(15,533)	5,108
Income (loss) before income taxes and interest in income of equity method investments	49,582	(1,261)
Less: Income tax expense	68	30
Interest in income of equity method investments	24	—
Net income (loss) from continuing operations	49,538	(1,291)
Loss from discontinued operations, net of income tax	(2,813)	—
Net income (loss)	$46,725	$(1,291)

Basic and diluted earnings (loss) from continuing operations per share available to Kestrel common shareholders	$8.57	$(0.47)
Basic and diluted loss from discontinued operations per share attributable to Kestrel common shareholders	(0.49)	—
Basic and diluted earnings (loss) per share available to Kestrel common shareholders	$8.08	$(0.47)
Weighted average number of common shares - basic and diluted	5,731,380	2,749,996
See accompanying notes to Consolidated Financial Statements.

KESTREL GROUP LTD
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2025	2024
Net income (loss)	$46,725	$(1,291)
Other comprehensive gain
Net unrealized holdings gains on fixed maturity investments arising during the year	695	—
Net unrealized gains on held for sale AFS investments	(16)	—
Foreign currency translation adjustment	237	—
Other comprehensive gain, before tax	916	—
Income tax expense related to components of other comprehensive gain	—	—
Other comprehensive gain, after tax	916	—
Comprehensive income (loss)	$47,641	$(1,291)
See accompanying notes to Consolidated Financial Statements.

KESTREL GROUP LTD
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2025	2024
Common shares
Beginning balance	$27	$27
Shares issued on Combination Agreement	73	—
Ending balance	100	27
Additional paid-in capital
Beginning balance	10,107	10,047
Share-based compensation expense	888	60
Issuance of common shares due to Combination Agreement	166,539	—
Ending balance	177,534	10,107
Accumulated other comprehensive income
Beginning balance	—	—
Change in net unrealized gains on investment	679	—
Foreign currency translation adjustment	237	—
Ending balance	916	—
Retained earnings (accumulated deficit)
Beginning balance	(5,528)	(4,237)
Net income (loss)	46,725	(1,291)
Distributions to shareholders	(40,000)	—
Ending balance	1,197	(5,528)
Treasury shares
Beginning balance	—	—
Shares issued to Maiden Reinsurance	(51,463)	—
Ending balance	(51,463)	—
Total equity	$128,284	$4,606
See accompanying notes to Consolidated Financial Statements.

KESTREL GROUP LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2025	2024
Cash flows from operating activities:
Net income (loss)	$46,725	$(1,291)
Add: Net loss from discontinued operations	2,813	—
Adjustments to reconcile net income to net cash flows from operating activities:
Other non-cash expenses (credit losses, depreciation, amortization, share-based compensation, leases)	281	129
Interest in income of equity method investments	(24)	—
Net realized and unrealized investment gains	(6,957)	—
Gain on bargain purchase option	(68,306)	—
Foreign exchange and other losses	1,723	—
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	9,911	—
Reinsurance recoverable on unpaid losses	2,628	—
Accrued investment income	(836)	—
Funds withheld receivable	(158)	—
Other assets	(1,456)	1,465
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(54,284)	—
Unearned premiums	(6,516)	—
Accrued expenses and other liabilities	(18,736)	(1,570)
Net cash used in continuing operations	(93,192)	(1,267)
Net cash used in discontinued operations	(2,949)	—
Net cash used in operating activities	(96,141)	(1,267)
Cash flows from investing activities:
Purchases of fixed maturities	(95,614)	—
Purchases of other investments	(9,529)	—
Purchases of equity method investments	(1,075)	—
Proceeds from sales of fixed maturities	62,788	—
Proceeds from maturities, paydowns and calls of fixed maturities	85,202	—
Proceeds from sale and redemption of other investments	2,954	—
Cash acquired from purchase of business	79,807	—
Net loan receivable from related party	22,433	—
Others, net	(21)	—
Net cash provided by investing activities	146,945	—
Cash flows from financing activities:
Dividends paid – Kestrel equityholders	(40,000)	—
Net cash used in financing activities	(40,000)	—
Effect of exchange rate changes on foreign currency cash	392	—
Net increase (decrease) in cash, restricted cash and cash equivalents	11,196	(1,267)
Cash, cash equivalents and restricted cash - beginning of year	4,286	5,553
Cash, cash equivalents and restricted cash, end of year	15,482	4,286
Less: change in cash and cash equivalents held for sale	(1,465)	—
Cash and restricted cash and equivalents, end of year, excluding held-for-sale	$16,947	$4,286

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$7,801	$4,286
Restricted cash and cash equivalents, end of year	9,146	—
Total cash and cash equivalents and restricted cash and equivalents, end of year	$16,947	$4,286

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$11,338	$—
Cash paid for income taxes	48	—
See accompanying notes to Consolidated Financial Statements.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Kestrel Group Ltd (sometimes referred to as "Kestrel Group" or "Parent Company") is a Bermuda-based holding company. Together with its subsidiaries (collectively referred to as the "Company", "we" or "Kestrel"), Kestrel Group specializes in providing fronting services to insurance program managers, managing general agents (MGAs), reinsurers, and reinsurance brokers. Kestrel Group facilitates insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel Group to offer both admitted and surplus lines in all U.S. states. Kestrel Group generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
As a result of its combination with Maiden Holdings, Ltd. ("Maiden") on May 27, 2025, Kestrel Group transitioned from Article 5 to Article 7 of Regulation S-X as promulgated by the SEC since its core business fundamentally shifted from a general commercial operation to primarily functioning as an insurance company under its recent business combination as discussed further below. This change in SEC filing status necessitated significant adjustments to how the Company presents its balance sheet, income statement and other financial statements, to align with the specific requirements of Article 7 for insurance companies.
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
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden completed their previously announced combination agreement ("Combination"), forming a new, publicly listed specialty program company operating under the name Kestrel Group Ltd. The Combination, which had been previously announced on December 30, 2024, effectuated the transaction via the formation of a new Bermuda holding company, Bermuda Ranger Topco Ltd. ("Bermuda NewCo"). Both Kestrel LLC and Maiden completed a series of transactions to become indirect wholly owned subsidiaries of Bermuda NewCo, and upon the closing of the transactions, Bermuda NewCo was renamed “Kestrel Group Ltd” and rebranded as Kestrel Group and is the successor company to Maiden.
Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025 and Kestrel Group shares began trading on the Nasdaq on May 28, 2025 under the ticker symbol “KG”. The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns.
As of December 31, 2025, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns 22.4% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. On April 29, 2025, Maiden shareholders approved a proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders ("Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR"). On April 29, 2025, all proposals related to Maiden’s business combination with Kestrel were approved by Maiden’s shareholders.
Pursuant to the terms of the Combination, at the closing on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. Please see Note 6. Shareholders' Equity for further details of authorized share capital.
The equityholders of Kestrel LLC at the closing date received an aggregate of $40,000 in upfront cash and 2,749,996 common shares of the combined company. In addition, the former equityholders of Kestrel Group LLC remain entitled to receive contingent consideration up to the lesser of (x) $45,000 payable in common shares of Kestrel Group upon the achievement of certain financial milestones, and (y) 2,750,000 common shares of Kestrel Group.
Following completion of the Combination, the board of directors of Kestrel Group consists of seven directors, made up of four directors selected by Kestrel Intermediate Ledbetter Holdings LLC, two of whom will be independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust Financial Services, Inc. (“AmTrust”), two of whom are independent under applicable securities laws and stock exchange rules. Please see Note 10. Related Party Transactions for information regarding the Company's relationship with AmTrust.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
1. Organization (continued)
Accounting Treatment for the Combination
Maiden was the legal acquirer of Kestrel. However, as a result of the terms of the Combination, for accounting purposes, the transaction is treated as a reverse acquisition and accounted for using the acquisition method in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This determination is primarily based on the following factors: 1) the former Kestrel LLC equityholders have the ability to nominate a majority of the members of the board of directors of the combined company and 2) subsequent to consummation of the transaction, when combined with common shares held by Maiden Reinsurance, of which Luke Ledbetter (acting in his capacity as President of Maiden Reinsurance) is authorized and has the discretion to vote on behalf of Maiden Reinsurance, the former Kestrel LLC equityholders have a majority of the voting rights of the combined company. As such, Maiden is treated as the acquired company for accounting purposes.
Accordingly, for financial reporting purposes, the net assets of Kestrel LLC are stated at historical carrying values and its consolidated financial statements are presented as the predecessor to the combined company in the historical financial statements following consummation of the transaction on May 27, 2025. The assets and liabilities of Maiden are recorded at their fair values measured as of the acquisition date. Any excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on bargain purchase. Based on final fair values of the assets acquired and liabilities assumed, a bargain purchase gain of $68,306 was recognized in this transaction. The operating results of Maiden are only presented in the consolidated results of Kestrel from the date of acquisition going forward. Please refer to Note 17. Business Combination for additional details regarding the accounting treatment for the Combination.
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
Legacy Reinsurance Operations
The Company does not presently underwrite prospective reinsurance risks but may consider selectively deploying underwriting capacity in support of the Company's Program Services operations to optimize shareholder returns. The Company has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including liabilities associated with AmTrust reinsurance agreements which were terminated in 2019 as discussed in Note 10. Related Party Transactions. In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, as discussed in Note 8. Reinsurance.
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, Maiden formed its indirect wholly owned subsidiary GLS, which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. Having completed the capital commitment made to GLS, Maiden elected not to commit any additional capital to new opportunities and continues to run-off the existing accounts underwritten by GLS. GLS continues to wind down the remaining open accounts, with one reinsurance agreement remaining open and one entity completing its run-off.
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. On November 29, 2024, Maiden entered into an agreement to sell Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have now entered into an amended sale agreement for the acquisition of Maiden GF only at the previously agreed valuation. The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approvals.
The sale will be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. In the wake of the decision of the SFSA, management continues to evaluate strategic alternatives for that business as well as Maiden LF, including a possible sale to a different third-party or a possible run-off and liquidation of the entity.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
1. Organization (continued)
Maiden LF and Maiden GF are not writing any new business and their non-insurance related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please refer to Note 16. Assets Held for Sale for additional information regarding the effect of the pending transactions on the Company's Consolidated Financial Statements.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income, and net income attributable to Kestrel common shareholders.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"), unearned premium for AmTrust, recoverability of reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld; valuation of financial instruments and deferred tax assets; and the determination of an allowance for estimated credit losses on certain types of financial instruments which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Other estimates include the fair value adjustment to historical loss reserves and LAE and reinsurance recoverable on unpaid losses and the value of business acquired ("VOBA"), both of which are discussed in Note 17. Business Combination.
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2025 and 2024.
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
Other investments — The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") ASC 321, Investments – Equity Securities ("ASC 321"). Other investments are comprised of the following types of investments:
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
•Investments in direct lending entities: These investments are carried at fair market value with any changes in fair value reported in realized gains (losses) during the period.
•Equity method investments: The Company elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values with any changes in fair value reported in realized and unrealized gains (losses) during the period. These are included in Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
The valuation of other investments is further described in Note 5. Fair Value Measurements. Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported NAV and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fixed Maturity Investments — The Company classifies its fixed maturity investments as available-for-sale ("AFS"). The AFS portfolio is reported at fair value and any unrealized gains or losses are reported as a component of AOCI in shareholders' equity. The fair value of fixed maturity investments is generally determined from quotations received from third-party nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including equity method investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at their fair values measured as of the acquisition date. The Company has elected the fair value option for certain equity method investments and direct lending investments, and these investments are reported at their fair values as of December 31, 2025. Please see Note 4 (b). Investments for further details.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2025 and 2024.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of that business. Policy and contract acquisition expenses, including assumed commissions, are deferred and recognized as expense as the related premiums are earned. The Company considers anticipated investment income in determining the recoverability of acquisition costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated loss and LAE, unamortized acquisition expenses less anticipated investment income exceed unearned premiums.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earn Out Liability — The fair value of the earn out consideration contingent liability is determined through a probability-weighted analysis of the expected future cash flows and other applicable valuation techniques. Any changes in the fair value of the earn out liability are charged to net income (loss) during the period. Please see details for the earn out liability in Note 11. Commitments, Contingencies and Guarantees in the Notes to the Consolidated Financial Statements in this Form 10-K.
Intangible Assets — The fair value of intangible assets includes two components acquired as a result of the Combination:
•VOBA: The value of business acquired replaced deferred acquisition costs in the fair value accounting required under ASC 805. The VOBA asset reflects the expected profit or loss embedded in the unearned premium carried at the closing date and will be amortized over the earning pattern of the unearned premium reserve. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. Please see details for the VOBA in Note 17. Business Combination in the Notes to the Consolidated Financial Statements in this Form 10-K which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
•Fair value adjustment to historical loss reserves and LAE and reinsurance recoverable on unpaid losses: The adjustment to record the estimated fair value of the reserve for loss and LAE and reinsurance recoverable on unpaid losses that were acquired under the Combination. This amount reflects a decrease to adjust to the present value of loss and LAE and reinsurance recoverable based on estimated payout patterns, partially offset by an increase in net loss and LAE to the estimated market-based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net loss and LAE. The fair value of the net reserve for loss and LAE was determined using certain key assumptions, including the estimated cost of capital and investment yield. This is amortized based on the claims settlement and timing of reinsurance recovery payments. Please see details for the fair value discount on reserves and recoverables in Note 17. Business Combination in the Notes to the Consolidated Financial Statements in this Form 10-K which is recorded as part of Intangible Assets on the Consolidated Balance Sheets.
Retroactive Reinsurance - Retroactive reinsurance agreements are those in which a reinsurer agrees to reimburse the ceding company for liabilities incurred as a result of past insurable loss events. The Company does not record any income or expense on recognition of the reinsurance contract's assets and liabilities at inception, except for any gains realized as a result of bargain purchase acquisitions which are recorded as part of foreign exchange and other gains (losses) immediately in income during the period in which it arises. Any subsequent remeasurement of the value of liabilities is recorded to net loss and LAE within the Consolidated Statements of Income.
For a ceded retroactive agreement, the excess of amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income over the settlement period of the ceded reserves once paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is recognized within income immediately.
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
Deferred charge assets will be recorded in other assets (if and when applicable), and deferred gain liabilities are shown separately in the Consolidated Balance Sheets, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in income as a component of net loss and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Leases — The Company's leases are all classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 7.2%, which represents its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the effective lease term in the Company's Consolidated Statements of Income.
Depreciable Fixed Assets - The Company's depreciable fixed assets consist of furniture and equipment, computer hardware and software, including renewals and betterments, which are capitalized at their original cost, while maintenance and repairs are expensed on a current basis. Depreciation on furniture and equipment, computer hardware and software is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value, if any. Leasehold improvements are capitalized and depreciated over the effective lease term or useful life, whichever is shorter, to which the leasehold improvements relate as discussed in Note 11. Commitments, Contingencies and Guarantees and are shown in the table below.
Amortization of computer software and leasehold improvements and depreciation of furniture, equipment and computer hardware are included within general and administrative expenses on the consolidated statements of income. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective fixed asset accounts and any gains or losses are included in the consolidated statements of income. Depreciation and amortization expense for the year ended December 31, 2025 was $94 (2024: $0). The Company's depreciable fixed assets of $674 are presented in Other Assets on the Consolidated Balance Sheets as of December 31, 2025 (2024: $0) detailed in the table below:

December 31,	2025
	Gross	Accumulated Depreciation	Net carrying value
Leasehold improvements	$660	$(110)	$550
Furniture and equipment	167	(96)	71
Computer software	1,485	(1,475)	10
Computer hardware	158	(115)	43
Total Fixed Assets (1)	$2,470	$(1,796)	$674
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
The fair value changes in underwriting-related derivative instruments is included in net losses incurred. The underwriting-related derivative liability is presented as part of accrued expenses and other liabilities in the Consolidated Balance Sheets and adjusted as a non-cash item in net cash flows from operating activities in the Consolidated Statement of Cash Flows.
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
A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2025 and 2024.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The estimated fair value of the grant is amortized ratably over its vesting period as a charge to compensation expense (as a component of general and administrative expenses) and an increase to additional paid-in capital in the Consolidated Shareholders’ Equity.
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
Treasury Shares — Treasury shares include common shares owned by Maiden Reinsurance which are eliminated for accounting and financial reporting purposes in the Company’s Consolidated Balance Sheet at December 31, 2025. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, with resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include cash and cash equivalents, reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary such as deferred commission and other acquisition expenses and unearned premiums are not revalued.
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2025 was $237.
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
At December 31, 2025, the amount of contract assets was $2,477 which is included in Other Assets on the Company's consolidated balance sheets (December 31, 2024 - $968). Please see Note 3. Segment Information for further details.
Discontinued Operations
Under the accounting guidance contained in Accounting Standards Codification Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group, the acquiring entity, and are currently classified as held-for-sale on the acquisition date. Therefore, the consolidated results of operations for the year ended December 31, 2025 exclude non-insurance related operations of Maiden GF and Maiden LF because those businesses are not considered part of Kestrel’s continuing operations. Please refer to Note 16. Assets Held for Sale for further information on the discontinued operations related to Maiden GF and Maiden LF.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Recently Adopted Accounting Standards
Business Combinations
Effective January 1, 2025, the Company adopted ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date. Generally, this guidance will result in the accounting acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the accounting acquiree. With the adoption of ASU 2021-08, the Company did not acquire any contract liabilities under Topic 606.
Improvements to Income Tax Disclosures
In December 2023, FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" an amendment of Income Taxes (Topic 740). The amendments in this ASU require the Company to provide disclosures on an annual basis that (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require that the Company disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments in this ASU require that all entities disclose the income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU on December 31, 2025, however, there was no material impact on its annual tax disclosures. Please see Note 13. Income Taxes for related tax disclosures including a reconciliation of the actual income tax rate incurred for the years ended December 31, 2025 and 2024.
Recently Issued Accounting Standards Not Yet Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, FASB issued ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU affect entities that apply the practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments in this ASU provide as follows:
1.A practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
2.Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.
The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect significant changes to its current method of estimating expected credit losses on accounts receivable upon adoption of this ASU.
Expense Disaggregation Disclosures
In November 2024, FASB issued ASU 2024-03 "Expense Disaggregation Disclosures" an amendment of Income Statement - Reporting Comprehensive Income (Subtopic 220-40). The amendments in this ASU improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods which is generally not presented in today's income statements. In particular, all public companies must disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization that is included in each relevant expense caption.
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to early adopt ASU 2024-03 and will provide the required expense disclosures on a prospective basis. At this time, the Company anticipates that further expense information on employee compensation will be the primary requirement under this ASU.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information
As a result of the Company's recently completed Combination, Kestrel has two reportable segments: Program Services segment and Legacy Reinsurance segment. Our Program Services reportable segment consists of a cohesive suite of fronting services that are integrated and interdependent. This revenue stream is highly concentrated due to capacity distribution agreements with an individual customer. Capacity distribution fees are collected from program managers or MGAs for providing support services and granting contractual access to our insurance carrier network and are considered a single performance obligation. Support services provided for these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage. Kestrel considers these arrangements a single revenue stream.
Our Legacy Reinsurance reportable segment consists of the AmTrust Reinsurance and Diversified Reinsurance segments previously reported by Maiden prior to the Combination with Kestrel. The AmTrust portion of this reportable segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding these agreements. The Diversified Reinsurance portion of this reportable segment consists of a run-off portfolio of predominantly third-party property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, including business produced by Maiden LF and Maiden GF and transactions entered into by GLS as described in Note 1. Organization under Maiden Legacy Operations.
The Company evaluates segment performance based on segment profit separately from results of our investment portfolio. Underwriting and fee income or loss is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied; however, general corporate expenses are not allocated to the reportable segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, net loan receivable from related party, intangible assets and restricted cash and investments. All remaining assets are allocated to Corporate.
Kestrel’s chief operating decision maker ("CODM") is the Company's Chief Executive Officer, for both the Program Services segment and the Legacy Reinsurance segment. The significant segment expenses as reported in the computation of underwriting results in the tables below are used by the Company's CODM in assessing segment performance on a quarterly basis and support their decision on how to allocate resources within the Company.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income from continuing operations for the years ended December 31, 2025 and 2024, respectively:

For the Year Ended December 31, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$6,091	$—	$6,091
Net premiums written	$6,209	$—	$6,209
Net premiums earned	$12,673	$—	$12,673
Fee revenue	—	6,076	6,076
Net loss and LAE	(8,992)	—	(8,992)
Commission and other acquisition expenses	(3,131)	—	(3,131)
General and administrative expenses	(10,861)	(3,246)	(14,107)
Underwriting loss and fee income	$(10,311)	$2,830	(7,481)
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			15,300
Interest and amortization expenses			(9,865)
Gain on bargain purchase			68,306
Foreign exchange and other losses, net			(1,723)
Other general and administrative expenses			(14,955)
Income tax expense			(68)
Interest in income from equity method investments			24
Net income from continuing operations			$49,538
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to December 31, 2025.

For the Year Ended December 31, 2024	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$3,634	$3,634
General and administrative expenses	—	(2,554)	(2,554)
Fee income	$—	$1,080	1,080
Reconciliation to net loss from continuing operations
Net investment income			213
Other general and administrative expenses			(2,554)
Income tax expense			(30)
Net loss from continuing operations			$(1,291)

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2025 and 2024:

December 31, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$724	$—	$724
Reinsurance recoverable on unpaid losses	461,197	—	461,197
Net loan receivable from related party	86,883	—	86,883
Intangible assets	9,347	—	9,347
Cash and cash equivalents and investments(1)	163,767	3,165	166,932
Funds withheld receivable	10,956	—	10,956
Other assets(2)	227	2,477	2,704
Total assets - reportable segments	733,101	5,642	738,743
Corporate assets	—	—	251,717
Assets held for sale	—	—	19,495
Total Assets	$733,101	$5,642	$1,009,955

December 31, 2024	Legacy Reinsurance	Program Services	Total
Cash and cash equivalents and investments(1)	$—	$4,286	$4,286
Other assets(2)	—	968	968
Total assets - reportable segments	—	5,254	5,254
Corporate assets	—	—	256
Total Assets	$—	$5,254	$5,510
1.Cash and investments for the Legacy Reinsurance segment are restricted as discussed in Note 4(e). The Company is required to provide collateral for its reinsurance liabilities under various legacy reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities.
2.Other assets for the Program Services segment are entirely comprised of Program fee receivables related to written premiums that are still unpaid at the reporting date. Unpaid amounts are generally paid 30-60 days after inception of the policy unless the program allows for premiums to be paid on installments. Other assets also include fees due from Programs for contractual arrangements with minimum annual fees.
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the year ended December 31, 2025. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2025
Gross premiums written – North America	$(195)
Gross premiums written – Other (predominantly Europe)	6,286
Gross premiums written – Total(1)	$6,091
Net premiums written – North America	$(80)
Net premiums written – Other (predominantly Europe)	6,289
Net premiums written – Total(1)	$6,209
Net premiums earned – North America	$(80)
Net premiums earned – Other (predominantly Europe)	12,753
Net premiums earned – Total(1)	$12,673
(1) Legacy Reinsurance segment results only include the post-combination period from May 27, 2025 to December 31, 2025.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the year ended December 31, 2025:

For the Year Ended December 31,	2025
	Total	% of Total
Legacy Segment - Diversified Reinsurance	$7,444	119.9%
Legacy Segment - AmTrust Reinsurance	(1,235)	(19.9)%
Total Net Premiums Written(1)	$6,209	100.0%
(1) Legacy Reinsurance segment results only include the post-combination period from May 27, 2025 to December 31, 2025.

The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the year ended December 31, 2025:

For the Year Ended December 31,	2025
	Total	% of Total
Legacy Segment - Diversified Reinsurance	$7,765	61.3%
Legacy Segment - AmTrust Reinsurance	4,908	38.7%
Total Net Premiums Earned(1)	$12,673	100.0%
(1) Legacy Reinsurance segment results only include the post-combination period from May 27, 2025 to December 31, 2025.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments
As discussed in Note 2. Significant Accounting Policies, the Company holds: (i) AFS portfolios of fixed maturity securities, carried at fair value; (ii) other investments carried at fair value; (iii) equity method investments using equity method accounting; and (iv) funds held - directly managed. These investment assets were acquired on May 27, 2025 in connection with the Combination and therefore there no such assets were held in 2024.
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2025 are as follows:

December 31, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$43,662	$11	$—	$43,673
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618
Non-U.S. government bonds	27,417	—	(142)	27,275
Collateralized loan obligations	62,593	52	(21)	62,624
Corporate bonds	7,977	2	(2)	7,977
Total fixed maturity investments	$162,472	$860	$(165)	$163,167

December 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
The Company separately presents the accrued interest receivable on its AFS fixed maturity investments on the Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $731 at December 31, 2025. The Company has elected the practical expedient under Topic 326 to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the reporting period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the year ended December 31, 2025.

The contractual maturities of our fixed maturity investments are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2025	Amortized cost	Fair value
Due in one year or less	$58,772	$58,776
Due after one year through five years	19,776	19,638
Due after five years through ten years	508	511
	79,056	78,925
U.S. agency bonds – mortgage-backed	20,823	21,618
Collateralized loan obligations	62,593	62,624
Total fixed maturity investments	$162,472	$163,167
The following table summarizes fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Non-U.S. government bonds	$27,275	$(142)	$—	$—	$27,275	$(142)
Collateralized loan obligations	36,370	(21)	—	—	36,370	(21)
Corporate bonds	7,466	(2)	—	—	7,466	(2)
Total temporarily impaired fixed maturity securities	$71,111	$(165)	$—	$—	$71,111	$(165)
At December 31, 2025, there were 16 securities in an unrealized loss position with a fair value of $71,111 and unrealized losses of $165, all of which have been in an unrealized loss position for less than twelve months.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Allowance for Expected Credit Losses & Non-Credit Related Impairment Costs
The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in OCI.
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
Based on the Company's analysis at December 31, 2025, unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At December 31, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the year ended December 31, 2025.
The following table summarizes the credit ratings of our fixed maturity securities as at December 31, 2025:

December 31, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$43,662	$43,673	26.8%
U.S. agency bonds	20,823	21,618	13.3%
AAA	64,404	64,436	39.5%
AA+, AA, AA-	12,474	12,463	7.6%
A+, A, A-	20,600	20,466	12.5%
BBB+, BBB, BBB-	509	511	0.3%
Total fixed maturities(1)	$162,472	$163,167	100.0%

December 31, 2024	Amortized cost	Fair value	% of Total fair value
(1)    Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b) Other Investments, Equity Securities and Equity Method Investments
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
The collateralized investments in direct lending entities of $53,275 at December 31, 2025 are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of December 31, 2025. Please see Note 5(d). Fair Value Measurements for additional information regarding this investment.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2025:

December 31,	2025
	Fair Value	% of Total
Privately held equity investments(1)	$9,248	5.4%
Private equity funds(1)	31,732	18.3%
Private credit funds(1)	192	0.1%
Equity method investments with fair value option elected	78,911	45.5%
Investment in direct lending entities	53,275	30.7%
Total other investments	$173,358	100.0%
(1) Private equity funds, private credit funds, and one of our privately held equity investments are measured at fair value using the NAV practical expedient. Please see Note 5. Fair Value Measurements for further details.
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
The following table provides the cost and fair values of the equity securities held at December 31, 2025:

December 31,	2025
	Cost	Fair Value
Privately held common stocks	$5,135	$4,838
Privately held preferred stocks	6,010	6,910
Total equity securities	$11,145	$11,748
All privately held securities held at December 31, 2025 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$4,838	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	6,910	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$11,748

Equity Method Investments
The equity method investments include real estate investments accounted for under the equity method and other equity investments measured at fair value. The equity method investments include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company is not the primary beneficiary of these VIEs as it does not have the power to direct the activities that are most significant to the economic performance of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly, these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company as more fully described in Note 11. Commitments, Contingencies and Guarantees in these consolidated financial statements.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the total value of the Company's equity method investments as of December 31, 2025 including those classified as other investments under the fair value option:

December 31,	2025
	Carrying Value	% of Total
Real estate investments valued at equity method of accounting	$33,532	29.8%
Real estate investments at fair value option elected	51,000	45.4%
Other equity method investments at fair value option elected	27,911	24.8%
Total equity method investments with fair value option (included in Other Investments)	78,911	70.2%
Total equity method investments	$112,443	100.0%
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of December 31, 2025, the summarized financial data of each equity method investment for the year ended December 31, 2024, and the Company's realized gain (loss) or interest in income (loss) of equity method investments for the year ended December 31, 2025:

	December 31, 2025		For the Year To Date September 30, 2025		For the Year Ended December 31, 2025
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Equity in income (loss) of investee(2)(3)
Silverstone Venture 1	$2,681	90.0%	$3,146	$948	$(328)
Silverstone Venture 2	4,594	86.8%	225	196	364
Silverstone Venture 3	20,636	70.2%	—	(18)	1,929
Extell Hudson Waterfront Holdings	51,000	25.0%	1,812	440	5,000
Seiden LP & Seiden MGMT LP	33,532	99.9%	512	(67)	24
Total equity method investments	$112,443				$6,989
1.The Company has included summarized financial data of its equity method investees as reported at September 30, 2025 as this period represents the most recent financial statements available at the time of filing the Company's Form 10-K for the year ended December 31, 2025.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value. Investment results for equity method investments only include the post-combination period from May 27, 2025 to December 31, 2025.
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at December 31, 2025. The interest in income of equity method investments is recorded on its own line item on the income statement instead of through realized and unrealized gains (losses) and only includes the post-combination period from May 27, 2025 to December 31, 2025.

c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
Fixed maturities	$3,747	$—
Income on funds withheld	117	—
Interest income from net loan receivable from AmTrust	3,573	—
Other investments	557	—
Cash and cash equivalents	470	213
	8,464	213
Investment expenses	(121)	—
Net investment income	$8,343	$213

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Consolidated Statements of Income for the year ended December 31, 2025:

For the Year Ended December 31, 2025	Gross gains	Gross losses	Net
Fixed maturities	$130	$(121)	$9
Equity securities	1,105	(502)	603
Other investments	12,150	(5,805)	6,345
Net realized and unrealized investment gains (losses)	$13,385	$(6,428)	$6,957

For the Year Ended December 31, 2024	Gross gains	Gross losses	Net
Realized and unrealized investment gains and losses from equity securities detailed in the table above include realized gains from sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized gains recognized for equity securities held at reporting date of December 31, 2025 were as follows:

For the Year Ended December 31,	2025
Net gains recognized for equity securities	$603
Net gains recognized for equity securities divested	—
Net unrealized gains recognized for equity securities held at reporting date	$603

Proceeds from sales of AFS fixed maturity investments were $62,788 for the year ended December 31, 2025. Net unrealized gains included in AOCI were as follows at December 31, 2025:

December 31,	2025
Net unrealized gains on fixed maturity investments	$695
Net unrealized losses on held for sale AFS investments	(16)
Net unrealized gains, net of deferred income tax	$679
Change, net of deferred income tax	$679
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at December 31, 2025 include:

December 31,	2025
Restricted cash – third party agreements	$7,767
Restricted cash – related party agreements	1,379
Total restricted cash	9,146
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2025 – $51,927)	52,350
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2025 – $102,313)	102,368
Total restricted investments	154,718
Total restricted cash and investments	$163,864

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2025.
U.S. government and U.S. agency bonds — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Federal National Mortgage Association and the Federal Farm Credit Banks Funding Corporation. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
Non-U.S. government bonds — These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government and bonds are included in the Level 2 fair value hierarchy.
Collateralized loan obligations ("CLO") - These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CLO are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Commercial mortgage-backed securities ("CMBS") - These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Corporate and municipal bonds — Bonds issued by corporations, U.S. state and municipality entities or agencies. that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As significant inputs used to price corporate and municipal bonds are observable market inputs, fair values are included in the Level 2 fair value hierarchy.
Equity securities - Equity securities can include publicly traded common stocks, and privately held common and preferred stocks. The fair value of publicly traded common stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values, therefore, these investments are classified as Level 3 in the fair value hierarchy.
Other investments — Includes unquoted investments comprised of the following types of investments:
•Privately held investments: These are direct equity investments in common and preferred shares of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
•Private credit funds: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly NAV statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
•Equity method investments: The Company elected the fair value option for certain of its equity method investments, and these investments are reported at their fair values with any changes in fair value reported in realized and unrealized gains (losses) during the period. These are included in Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
Contingent Receivables - The Company holds a contingent receivable related to a prior private equity investment in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company uses unobservable inputs to estimate the net present value of these potential distributions and the expected proceeds are classified as a receivable and reported in Other Assets on the Consolidated Balance Sheet. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in income through foreign exchange and other gains (losses) on the consolidated income statement.
Derivative Instruments - The Company entered into a retroactive reinsurance contract that is accounted for as a derivative. This reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers this contract to be part of its underwriting operations. This derivative is initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of this derivative is determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of this derivative.
The fair value changes in the underwriting-related derivative instrument are included in other insurance revenue (expense), net. The derivative liability on retroactive reinsurance is presented as part of accrued expenses and other liabilities. A significant increase (decrease) in this input in isolation may result in a significantly lower (higher) fair value measurement for the derivative contract. As the significant inputs used to price the derivative are unobservable, the fair values of this contract is classified as Level 3 in the fair value hierarchy.
b) Fair Value Hierarchy
The Company’s estimates of fair value for its financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions.
At December 31, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$43,673	$—	$—	$—	$43,673
U.S. agency bonds – mortgage-backed	—	21,618	—	—	21,618
Non-U.S. government bonds	—	27,275	—	—	27,275
Collateralized loan obligations	—	62,624	—	—	62,624
Corporate bonds	—	7,977	—	—	7,977
Equity securities	—	4,838	6,910	—	11,748
Contingent receivable	—	—	9,955	—	9,955
Other investments	—	—	135,018	38,340	173,358
Total Assets measured at Fair Value	$43,673	$124,332	$151,883	$38,340	$358,228
As a percentage of total assets	4.3%	12.3%	15.0%	3.8%	35.4%
Liabilities
Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Fair Value Based on NAV Practical Expedient	Total Fair Value
The Company utilizes the Pricing Service to assist in determining the fair value of its investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices, and pricing of assets and liabilities and use of pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices provided represent a reasonable estimate of fair value.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturity investments at December 31, 2025. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2025, no securities in our fixed maturity investment portfolio were priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service. At December 31, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the year ended December 31, 2025.
c) Level 3 Financial Instruments
At December 31, 2025, the Company holds Level 3 financial instruments which include total investments of $141,928, a contingent receivable of $9,955 which is included in other assets, and an underwriting-related derivative liability of $3,984 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
The Level 3 investments include collateralized investments in direct lending entities of $53,275 at December 31, 2025 which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid, require long-term capital commitments and significant judgment was used in determining its valuation using discounted cash flows. However, collateral is held in excess of the fair value of this investment. Due to significant unobservable inputs required in its valuation, investments in direct lending entities are classified as Level 3 in the fair value hierarchy.
The fair values for privately held equity investments of $9,742 are estimated using quarterly unaudited capital and financial statements provided by the investee, option pricing models or market comparable transactions, where applicable. Any changes to the financial information provided by the investee or unobservable inputs could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 in the fair value hierarchy.
The Company has elected the fair value option for certain of its equity method investments at the acquisition date. Their fair value of $78,911 are presented in other investments and estimated using quarterly unaudited capital and financial statements provided by the investee, discounted cash flows and option pricing models, where applicable. Any changes to the financial information provided by the investee or unobservable inputs could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The Company holds a contingent receivable related to a prior private equity investment in the insurance distribution industry where the Company will receive a series of distributions under terms of the asset purchase agreement. The net present value of these potential distributions is $9,955 which was reported in Other Assets on the Consolidated Balance Sheet at December 31, 2025. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value using discounted cash flows at each reporting period with any changes in fair value reported immediately in net income. Due to significant unobservable inputs in its valuation, the Company classifies the fair value of this contingent receivable as Level 3 within the fair value hierarchy.
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
The following table shows the reconciliation of beginning and ending balances for financial assets measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2025. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

For the Year Ended December 31,	2025
Balance - beginning of period	$—
Acquired Level 3 financial assets	147,143
Purchases	5,496
Sales	(1,239)
Net realized and unrealized gains recognized in the statement of income	5,321
Transfers out of Level 3 into Level 2	(4,838)
Total Level 3 investments - end of period	$151,883

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at December 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Valuation Inputs	Range of Unobservable Inputs (Low/High/Weighted Average)			Impact of Increases in Inputs
Private equity investments - preferred shares	4,578	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	5.0%	(0.3)%	Higher fair value
Private equity investments - preferred shares	2,332		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	3.0 years	3.0 years	3.0 years	Lower fair value
			Equity Volatility	40.0%	65.0%	56.6%	Lower fair value
Private equity investments - preferred shares	1,559	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	7.5%	1.7%	Higher fair value
Private equity investments - preferred shares	1,273		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	2.5 years	3.0 years	2.7 years	Lower fair value
			Equity Volatility	65.0%	92.5%	80.1%	Lower fair value
Investment in direct lending entities	53,275	Discounted cash flows	Discount rate	22.0%	22.0%	22.0%	Lower fair value
	—	Discounted cash flows	Discount Rate	10.0%	25.0%	18.0%	Lower fair value
Silverstone Ventures	27,911		Term to Exit	3.0 years	9.0 years	3.6 years	Lower fair value
Extell Hudson Waterfront Holdings		Discounted cash flows & option pricing models	Discount Rate	6.8%	6.8%	6.8%	Lower fair value
			Exit Cap Rate	5.5%	5.5%	5.5%	Lower fair value
	51,000		Equity Volatility	37.4%	37.4%	37.4%	Lower fair value
			Term to Exit	5.7 years	5.7 years	5.7 years	Lower fair value
			Discount for Lack of Marketability - OPM	15.0%	18.0%	16.5%	Lower fair value
			Discount for Lack of Marketability	10.0%	10.0%	10.0%	Lower fair value
Total Level 3 Investments	$141,928
Contingent Receivable	$9,955	Discounted cash flows & Option pricing models	EBITDA & Commission Discount Rate	9.2%	9.2%	9.2%	Lower fair value
			EBITDA & Commission Equity Volatility Rate	25.0%	25.0%	25.0%	Lower fair value

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.5%	5.5%	5.5%	Lower fair value

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried at fair value, except for certain financial instruments related to insurance contracts.
At December 31, 2025, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At December 31, 2025, the carrying value of the net loan receivable from related party approximates fair value. The fair value of this loan is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
The fair values of the Company's outstanding Senior Notes for the respective periods (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy. The following table presents the respective carrying values and fair values for the Company's outstanding Senior Notes as at December 31, 2025:

December 31,	2025
	Carrying Value	Fair Value
2016 Senior Notes - MHLA – 6.625%	$110,000	$57,200
2013 Senior Notes - MHNC – 7.75%	152,361	96,292
Total Senior Notes	$262,361	$153,492

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity
a) Common shares
As discussed in Note 1. Organization, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. The equityholders of Kestrel at the closing date received 2,749,996 common shares of the Kestrel Group. To conform to the new equity structure of the Company, the $10,134 of previously stated member's equity of Kestrel LLC at December 31, 2024 was allocated between common shares at a $0.01 par value and additional paid-in capital. Fractional shares for both Maiden and Kestrel LLC were paid out in cash at the closing date.
The Company’s authorized share capital after the Combination consists of 42,500,000 common shares. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the year ended December 31, 2025, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per common share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At December 31, 2025, the aggregate authorized share capital of the Company is 42,500,000 shares of which 9,979,477 common shares were issued. This includes 7,741,943 common shares outstanding, and 2,237,534 treasury shares as discussed further below. The remaining 32,520,523 shares are undesignated at December 31, 2025. At December 31, 2025, there are 136,197 common shares that will be issued and outstanding upon vesting of restricted shares.
The following table shows the summary of changes in the Company's common shares outstanding for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
Outstanding shares – January 1	2,749,996	2,749,996
Issuance of common shares due to the Combination	7,221,621	—
Issuance of common shares due to vested restricted shares	7,860	—
Common shares held by Maiden Reinsurance	(2,237,534)	—
Outstanding shares – December 31(1)	7,741,943	2,749,996
(1) Outstanding shares at December 31, 2025 exclude 2,237,534 common shares issued to Maiden Reinsurance.

b) Treasury shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Consolidated Balance Sheet at December 31, 2025. These affiliated shares are not included in the computation of consolidated book value per share and earnings per share on the Company's consolidated financial statements.
c) Common shares issuable under incentive plans
On June 3, 2025, a Registration Statement on Form S-8 was filed by Kestrel Group for the purpose of registering 1,411,600 common shares, par value $0.01 per share, that are issuable under incentive plans. Please see Note 14. Share Compensation and Pension Plans for further details regarding these shares at December 31, 2025.
d) AOCI
The following table sets forth financial information regarding changes in the balances of each component of AOCI for the year ended December 31, 2025. There were no AFS investments held or foreign currency operations prior to the Combination, therefore no AOCI balances were outstanding at December 31, 2024:

For the Year Ended December 31, 2025	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$—	$—	$—
Other comprehensive income before reclassifications	679	237	916
Amounts reclassified from AOCI to net income, net of tax	—	—	—
Net current period other comprehensive income	679	237	916
Ending balance, Kestrel shareholders	$679	$237	$916

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2025, Kestrel had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The following table details the Senior Notes issuances outstanding at December 31, 2025; no Senior Notes are outstanding in 2024 as these were acquired under the Combination on May 27, 2025:

December 31, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,627	44,332	87,959
Carrying value	$66,373	$108,029	$174,402

Other details:
Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.8%	11.6%
Total interest and amortization expense incurred on the Senior Notes for the year ended December 31, 2025 was $12,071, of which $1,342 was accrued as interest payable at both December 31, 2025. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $733 for the year ended December 31, 2025.
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days' notice prior to the redemption date. Please refer to Note 11. Commitments, Contingencies and Guarantees for ongoing litigation regarding the 2013 Senior Notes.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the year ended December 31, 2025 was as follows:

For the Year Ended December 31,	2025
Premiums written
Direct	$6,967
Assumed	(876)
Ceded	118
Net	$6,209
Premiums earned
Direct	$7,333
Assumed	5,273
Ceded	67
Net	$12,673
Loss and LAE
Gross loss and LAE	$10,770
Loss and LAE ceded	(1,778)
Net	$8,992
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2025 was $461,197 presented in the Consolidated Balance Sheets. As of December 31, 2025, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $1,740. The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the year ended December 31, 2025:

For the Year Ended December 31,	2025
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$—
Expected credit losses on acquired recoverables under the Combination	1,446
Increase in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized on acquired assets	294
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,740
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello for this retrocession agreement was $32,791 at December 31, 2025. The recoverable due from Cavello is net of an allowance for expected credit losses of $689 at December 31, 2025.
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement"), pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of December 31, 2025, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $427,013. The reinsurance recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $1,048 as at December 31, 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of December 31, 2025, the amount of collateral required was $362,501.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited ("Enstar"), has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at December 31, 2025. On February 13, 2026, S&P Global Ratings affirmed the BBB+ issuer credit rating on Enstar, and affirmed the A issuer credit and financial strength ratings on its operating subsidiary, Cavello.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses
General
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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the inception year in which the contract generating the premium and losses incepted). In cases where the Company uses underwriting year information, reserves are subsequently allocated to the respective accident year. The reserve for loss and LAE comprises:

December 31,	2025
Reserve for reported loss and LAE	$312,567
Reserve for losses incurred but not reported ("IBNR")	324,602
Reserve for loss and LAE	$637,169
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2025
Gross loss and LAE reserves, January 1	$—
Less: reinsurance recoverable on unpaid losses, January 1	—
Net loss and LAE reserves, January 1	—
Net incurred losses related to:
Current year	8,844
Prior years	148
8,992
Net paid losses related to:
Current year	(2,905)
Prior years	(58,445)
(61,350)
Net Maiden Legacy run-off business acquired	221,109
Effect of foreign exchange rate movements	7,221
Net loss and LAE reserves, December 31	175,972
Reinsurance recoverable on unpaid losses, December 31	461,197
Gross loss and LAE reserves, December 31	$637,169
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Maiden Reinsurance underwrote the AmTrust Reinsurance legacy business from July 1, 2007 until January 30, 2019, when Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019, and Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or the BF method for exposures with more limited or volatile historical data. The FS method is also considered for segments of the AmTrust Reinsurance book of business for which claim count information is available. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable PPD reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes net adverse PPD for the Legacy Reinsurance segment during the year ended December 31, 2025:

For the Year Ended December 31,	2025
Prior Year Loss Development adverse (favorable)
Net adverse PPD for Diversified Reinsurance legacy business	$800
Net favorable PPD for AmTrust Reinsurance legacy business	(652)
Net adverse PPD for Legacy Reinsurance Segment	$148
Net adverse PPD of $148 for the year ended December 31, 2025 was driven by net adverse PPD of $800 for Diversified Reinsurance legacy business partly offset by favorable PPD of $652 for AmTrust Reinsurance legacy business.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Legacy Reinsurance Segment: Diversified Business
The table below details prior year reserve development by line of business for the years ended December 31, 2025:

For the Year Ended December 31,	2025
Prior Year Loss Development adverse (favorable)
IIS business	$824
GLS	262
Other run-off lines	(286)
Total Diversified Reinsurance adverse PPD	$800
In the Diversified Reinsurance legacy business, net adverse PPD was $800 for the year ended December 31, 2025. The net adverse PPD was primarily due to incurred losses of $1,002 associated with the final settlement and commutation of an IIS reinsurance contract. Excluding this charge, there was favorable PPD of $202 for the year ended December 31, 2025 due to other run-off lines of business.
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the years ended December 31, 2025:

For the Year Ended December 31,	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$(760)
European Hospital Liability Quota Share	4,412
LPT/ADC Agreement	(4,304)
Total AmTrust Reinsurance favorable PPD	$(652)
In the AmTrust Reinsurance segment, net favorable PPD was $652 in the year ended December 31, 2025. This was comprised of an increase of $4,304 in loss recoveries anticipated under the LPT/ADC Agreement with Cavello, favorable development $760 experienced in the AmTrust Quota Share primarily from Workers’ Compensation and other lines of business; largely offset by additional adverse development of $4,412 recognized on European Hospital Liability business regarding claims adjustments for certain death claims.

a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for specific lines of business in our reportable Legacy Reinsurance segment which includes Diversified Reinsurance legacy business and AmTrust Reinsurance legacy business, as of December 31, 2025. Information prior to 2025 has been included as unaudited supplementary information. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2025 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
Diversified Reinsurance Legacy business has incurred and paid losses that are analyzed by following lines of business: (1) International; (2) GLS and (3) Other run-off lines. Loss development tables have not been presented for GLS and other run-off lines as loss development tables are not required for currently insignificant categories, therefore the GLS contracts and other run-off lines have been aggregated into two separate categories and included in the reconciliation disclosure only.
AmTrust Reinsurance Legacy business has incurred and paid losses that are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines. There are a number of factors to consider when evaluating the information in these tables:
•In Diversified Reinsurance Legacy business, contracts in the International business are written on both an accident year and underwriting year basis, some are multi-line and the majority of the premium is associated with proportional contracts. Many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. Further estimates are required to allocate losses to line of business. Multi-line accounts are generally analyzed on an individual basis by line of business, but are booked in the Company’s records to a contract, rather than to each individual line of business within a contract. For the purpose of this disclosure allocations are made to the various lines of business. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
•The AmTrust Reinsurance Legacy business consists primarily of two contracts, the European Hospital Liability Quota Share and the AmTrust Quota Share which is a much larger quota share that includes all other covered business. There is also a small amount of excess of loss business that has not been written since 2009 which is included as a reconciling item. Maiden Reinsurance receives several cession statements and uses these to report premiums in three categories which include Small Business Commercial, Specialty Program and Specialty Risk and Extended Warranty. The tables provided include allocations of IBNR reserves to line of business by accident year;
•Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter; and
•For both lines of business, the premium and exposure for prior accident years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income).
Diversified Legacy Reinsurance: GLS Business
GLS provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Having completed the capital commitment made to GLS in November 2020, Maiden did not commit any additional capital to new opportunities and continues to run-off the remaining accounts underwritten by GLS, with one reinsurance agreement remaining open and one entity currently completing its run-off. For additional information on GLS, please see Note 1. Organization.
Loss development tables have not been presented for GLS as the loss reserves and paid claims for each individual contract is currently insignificant, therefore the loss reserves for both remaining GLS contracts have been aggregated into a separate category and included in the reconciliation disclosure only. For GLS exposure, loss reserves are calculated primarily from utilizing the LD or FS methods. As the exposure being reinsured is typically retroactive in nature and covers more mature portfolios, the ELR or BF approach is not highly relied upon.
As of December 31, 2025, GLS and its subsidiaries hold insurance liabilities assumed primarily through two remaining retroactive reinsurance contracts which included total loss reserves of $9,864 and a loss recoverable of $1,327. Losses incurred for the year ended December 31, 2025 include paid losses of $7,402 and total loss reserves include IBNR reserves of $7,990 at December 31, 2025. Also, please see "Note 5. Fair Value Measurements" for the derivative liability of $3,984 on a reinsurance contract written by GLS which has been included in accrued expenses and other liabilities. The fair value of this derivative instrument is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows to assess the reasonableness of inputs used in the valuation model.
Diversified Legacy Reinsurance: IIS Business
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, since 2014 for the Company's IIS business in the Legacy Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of disclosure, the reserves from the loss portfolio transfer was allocated to the original accident year.
Many pro-rata contracts are big enough that specific company development patterns are used. The ELR from the pricing of the account is typically used for the first year or more until the data suggests an alternative result is likely. Use of the ELR method transitions to the BF and then the LD method. For smaller contracts, benchmark development patterns may be used in both the pricing to establish the ELR and the reserving. The use of benchmark patterns is more prevalent in excess of loss business and the movement to experience based methods is slower.
The IIS business written by the Company's IIS team was mainly proportional treaty business, a significant portion of which is Personal Auto quota share but also comprises credit life quota share. Life and personal accident business is also written on a direct basis by Maiden LF. The IIS business team works with insurance partners, automobile manufacturers and their related credit providers and other organizations to design and implement insurance programs in both auto distribution-related and other consumer insurance products.
For the auto quota share exposure, initial underwriting year loss projections are generally based on the ELR method, derived from account pricing analyses. Payment and reporting patterns are predominantly short-tailed, and the movement away from the ELR to BF or LD methods typically happens very rapidly. Credit life reserves are primarily a function of reporting lag, typically only one or several months on average. The reserves are calculated using a FS methodology, where the frequency is a function of the average claims lag and the average per claims severity.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - IIS business	Incurred loss and LAE, net of reinsurance										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$81,181	$83,182	$82,863	$83,956	84,085	$84,406	$84,615	$87,048	$86,821	$87,492	$547
2011	49,790	50,169	50,418	50,372	50,329	50,329	50,412	50,363	50,348	50,283	85
2012	49,460	49,721	49,439	49,381	49,307	49,416	49,388	49,341	49,195	49,186	181
2013	52,378	52,978	52,796	53,199	53,128	53,237	53,202	53,141	53,194	53,068	(341)
2014	48,224	48,129	47,905	47,976	47,711	47,590	47,609	47,627	47,438	47,407	118
2015	44,200	44,702	44,339	44,378	44,224	43,937	43,951	43,842	43,860	43,851	8
2016	38,587	40,594	39,935	39,921	40,345	40,024	40,122	40,105	40,084	40,042	161
2017		36,637	37,588	36,420	35,477	35,496	35,282	35,073	34,899	34,738	181
2018			44,358	42,598	42,788	42,828	42,974	42,481	42,928	42,496	(759)
2019				37,149	39,210	38,281	38,374	38,306	38,240	38,190	135
2020					25,267	24,353	23,113	23,233	23,287	23,326	974
2021						6,584	6,584	6,584	6,584	6,626	1,809
2022							7,640	9,244	10,300	11,513	36
2023								10,077	10,077	10,179	—
2024									17,027	17,212	—
2025										7,583	—
Total										$563,192	$3,135
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$53,877	$55,357	$57,093	$58,598	$59,740	$60,896	$61,982	$63,178	$64,130	$65,316
2011	50,261	50,401	50,518	50,587	50,675	50,730	50,764	50,772	50,810	50,821
2012	45,452	46,035	46,153	46,167	46,255	46,356	46,325	46,338	46,364	46,353
2013	48,064	48,534	48,754	48,836	49,168	49,616	49,736	50,004	50,073	50,113
2014	44,294	45,523	45,788	45,898	46,021	46,085	46,124	46,141	46,170	46,186
2015	39,321	41,404	42,448	42,876	43,165	43,386	43,416	43,429	43,557	43,595
2016	22,373	36,498	38,384	39,158	39,808	40,345	41,225	41,504	41,530	41,556
2017		18,948	33,695	35,507	36,357	36,624	36,690	36,744	36,755	36,742
2018			21,031	38,352	40,507	41,584	42,223	42,506	43,202	43,054
2019				17,304	31,646	34,361	34,932	35,278	35,402	35,405
2020					11,838	20,243	21,356	21,860	22,163	22,303
2021						5,596	10,619	11,890	12,343	12,259
2022							1,212	11,153	13,998	16,821
2023								909	11,084	11,008
2024									1,415	9,009
2025										3,947
Total										534,488

Total net reserves										$28,704

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust Reinsurance segment in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year AmTrust Quota Share and European Hospital Liability Quota Share. AmTrust purchases significant reinsurance for losses above $10 million covered by the AmTrust Quota Share. The Company’s share of AmTrust’s losses net of reinsurance in the AmTrust Quota Share is generally 40%.
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2025, the projected amount subject to the Loss Corridor is $135,458 which exceeds the maximum amount covered. Any further development above this amount will be subject to the coverage of the LPT/ADC Agreement if it emanates from accident years 2018 and prior. Any loss development from accident year 2019 will be retained by Maiden Reinsurance.
Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss tables that follow. Amounts have been allocated to Accident Year and line of business according to the timing of the respective losses, based on the currently projected payout patterns. These allocations may shift over time as actual payments are made and payout patterns are re–estimated. Please refer to "Note 8. Reinsurance" for additional information regarding the LPT/ADC Agreement.
AmTrust Legacy Reinsurance: Workers’ Compensation
This reserve class consists of the Workers’ Compensation portion of the AmTrust Quota Share. The business is written in the U.S. by AmTrust from both their Small Commercial Business and Specialty Program business units. The Small Commercial Business unit focuses on writing smaller, niche workers' compensation exposures in generally low-hazard occupations. Workers’ Compensation business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business. The business is produced by managing general agents with AmTrust regularly adding new programs and terminating or renegotiating unprofitable ones. Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Since it is proportional exposure, and due to the size and the classes of business insured by AmTrust, this reserving class is much shorter tailed than a traditional workers compensation book, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.
This line of business is covered under the LPT/ADC Agreement pursuant to which Cavello has assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share and therefore any adverse development will be recoverable as per terms of the agreement. Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss triangle tables further below. Please refer to Note 10. Related Party Transactions for information regarding certain workers' compensation policies that were commuted to AII as of July 31, 2019.
AmTrust Legacy Reinsurance: General Liability
This reserve class consists of the General Liability portion of the AmTrust Quota Share. The business is written in the U.S. by AmTrust from both their Small Commercial Business and Specialty Program business units. The Small Commercial Business unit focuses on writing smaller niche business, typically under-served by the broader insurance market, which typically have limits of $1,000. General Liability business written in the Small Commercial Business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Specialty Program business may contain a mix of exposures from retail operations, contractors, manufacturers, and other premises.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is medium tailed, and the IBNR is typically derived from the use of the initial ELR, or the FS method as claim counts emerge, for the first several years following the earning of the exposure, followed by a transition to the BF and the LD methods.

AmTrust Legacy Reinsurance: Commercial Auto Liability
Commercial Auto Liability is written in the U.S. and included in the Small Commercial Business and Specialty Program business units within the AmTrust Quota Share. The Small Commercial Business unit focuses on writing smaller niche business, typically under-served by the broader insurance market, and policies typically have limits of $1,000. Auto Liability business written in the Small Commercial Business unit grew substantially following a large renewal rights acquisition completed by AmTrust in 2014. Commercial Auto Liability business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is relatively short tailed, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$83,039	$83,622	$84,710	$83,952	$86,117	$86,292	$86,415	$86,144	$86,220	$86,256	$1,807	$5,322
2009	105,901	107,165	110,175	109,664	109,021	110,207	109,384	109,018	109,427	109,710	2,013	4,286
2010	124,073	123,968	127,215	127,381	126,621	126,516	126,308	125,420	124,677	124,857	6,018	7,853
2011	133,916	135,379	138,600	139,685	141,272	137,355	140,257	139,421	139,302	139,040	3,949	6,024
2012	172,692	181,616	192,087	188,879	192,263	187,089	189,114	187,629	186,574	186,580	5,830	8,907
2013	242,447	261,915	276,249	273,571	281,580	277,365	277,226	276,791	276,853	276,903	8,078	15,844
2014	382,260	419,748	457,363	455,521	449,374	445,258	441,185	440,175	438,487	437,994	16,267	27,270
2015	474,212	526,269	551,145	545,271	549,857	547,439	537,963	535,139	531,208	529,800	20,519	37,720
2016	528,906	568,006	627,728	603,529	579,849	568,791	559,440	555,645	550,537	550,860	25,243	43,560
2017		615,957	654,362	613,577	593,920	591,122	580,155	577,051	574,067	572,531	20,546	43,920
2018			592,566	580,528	575,765	585,009	577,485	573,040	572,609	569,756	22,369	56,163
2019				12,751	9,945	10,871	10,152	11,943	9,362	9,635	29	—
Total										$3,593,922	$132,668	$256,869

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$79,230	$81,159	$82,436	$82,708	$82,286	$82,676	$82,761	$83,026	$83,138	$83,389
2009	98,811	100,103	101,823	102,877	103,771	104,205	104,433	104,685	105,848	106,271
2010	114,639	115,014	115,959	116,332	114,730	115,509	115,765	116,064	116,479	117,076
2011	115,966	122,579	124,315	125,843	129,408	130,413	130,958	131,877	132,524	133,070
2012	150,543	158,807	164,512	168,154	172,251	174,436	175,021	176,022	176,865	177,754
2013	199,300	216,527	227,502	234,342	248,103	252,506	255,720	257,523	259,504	261,231
2014	268,467	321,258	355,414	370,176	383,529	392,101	398,441	404,591	408,716	410,999
2015	246,616	338,642	388,640	417,736	448,867	466,869	476,769	483,387	488,574	492,459
2016	110,051	284,501	380,602	428,651	449,347	471,382	484,367	494,160	500,971	507,751
2017		111,508	274,596	448,551	485,611	507,903	520,180	528,411	535,127	539,074
2018			110,954	409,986	465,762	499,349	515,459	524,987	532,512	536,149
2019				3,907	5,821	8,070	9,024	9,717	9,189	9,298
Total										3,374,521
	All outstanding liabilities prior to 2008, net of reinsurance									100
Total net reserves excluding impact of LPT/ADC Agreement										219,501

Less: Impact of LPT/ADC Agreement										(256,869)
Total net reserves including impact of LPT/ADC Agreement										$(37,368)

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$35,985	$36,627	$37,605	$36,996	$40,399	$40,381	$40,017	$39,796	$39,541	$39,524	$2,175	$276
2009	34,040	34,863	35,138	35,410	36,228	35,733	35,495	35,433	35,421	35,324	33	48
2010	38,298	41,597	42,884	43,062	45,490	44,779	44,856	44,907	45,032	45,171	235	414
2011	45,303	49,338	52,746	53,499	55,607	54,683	54,288	54,495	54,410	54,389	(64)	1,000
2012	50,800	55,991	59,948	63,429	63,704	64,052	63,615	63,214	62,621	62,955	4,058	1,364
2013	68,641	79,731	89,204	92,032	95,050	96,342	96,388	97,920	98,211	98,514	527	2,776
2014	77,930	99,873	111,970	116,085	119,367	119,782	119,413	119,554	119,763	119,848	4,446	4,861
2015	95,766	122,942	139,518	154,071	154,529	154,939	155,235	155,101	158,447	159,085	3,811	9,459
2016	98,149	114,864	120,910	148,371	147,858	147,996	150,019	153,168	151,915	152,125	3,731	15,125
2017		116,158	133,533	165,268	161,354	162,856	167,257	170,669	173,853	172,741	8,400	19,609
2018			121,991	153,822	148,817	148,295	151,791	160,003	169,005	168,229	13,193	29,174
2019				5,427	6,017	5,981	3,906	3,077	3,032	3,372	437	—
Total										$1,111,277	$40,982	$84,106

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$32,765	$34,935	$36,699	$34,893	$37,253	$37,278	$37,473	$37,289	$37,304	$37,316
2009	30,924	32,878	33,473	32,487	34,984	34,999	35,093	35,197	35,258	35,260
2010	34,125	37,317	39,214	39,888	42,509	43,076	44,041	44,246	44,438	44,761
2011	39,350	41,257	47,141	49,178	51,492	52,593	53,064	53,320	53,529	53,647
2012	40,864	45,775	53,526	56,538	55,350	57,913	58,889	58,412	57,541	58,191
2013	44,698	58,377	70,074	76,996	83,571	87,178	89,473	92,705	94,491	96,725
2014	36,026	57,678	77,259	86,101	92,861	96,521	102,290	107,865	110,741	112,949
2015	33,963	52,350	79,291	98,278	112,542	120,546	131,224	140,414	147,047	150,290
2016	6,402	21,959	45,855	67,063	88,627	101,764	114,422	129,683	137,678	140,978
2017		6,967	27,001	51,545	79,531	97,356	119,417	139,460	151,578	156,255
2018			7,907	24,618	42,792	65,947	90,841	115,496	132,240	140,069
2019				27	314	717	1,218	1,581	2,178	2,876
Total										1,029,317
	All outstanding liabilities prior to 2008, net of reinsurance									110
Total net reserves excluding impact of LPT/ADC Agreement										82,070

Less: Impact of LPT/ADC Agreement										(84,106)
Total net reserves including impact of LPT/ADC Agreement										$(2,036)

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$35,975	$35,521	$35,382	$35,542	$37,746	$37,854	$37,885	$37,880	$37,622	$37,622	$2,274	$10
2009	30,468	30,919	31,033	31,064	31,082	31,019	30,979	30,978	30,851	30,850	506	43
2010	40,523	42,146	41,996	42,070	40,637	40,631	40,608	40,556	40,556	40,555	138	1
2011	34,790	36,149	36,065	34,643	34,707	34,690	34,634	34,644	34,659	34,656	502	—
2012	48,116	46,150	45,754	45,917	45,902	45,753	45,860	45,887	45,762	45,757	(72)	8
2013	59,702	63,162	62,163	63,620	63,532	63,590	63,500	63,471	63,320	63,204	161	257
2014	73,966	82,427	89,299	92,572	94,238	93,208	93,164	93,433	92,820	92,753	431	33
2015	92,955	106,560	119,141	127,560	129,849	129,082	129,632	130,631	130,496	130,699	172	344
2016	121,828	118,210	144,077	171,504	170,275	167,480	170,221	171,563	170,554	171,484	(2,769)	3,295
2017		156,575	189,257	220,457	230,972	220,471	224,132	227,165	226,839	226,737	1,246	3,089
2018			177,150	224,780	230,200	219,800	230,516	234,717	234,527	235,698	2,636	9,322
2019				79,172	77,371	73,023	74,553	74,504	73,888	74,091	1,937	—
2020										—	(7)	—
Total										$1,184,106	$7,155	$16,402

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,074	$34,803	$35,284	$36,968	$34,982	$35,013	$35,339	$35,349	$35,349	$35,349
2009	29,829	29,842	30,204	31,194	30,337	30,340	30,341	30,342	30,342	30,343
2010	39,413	39,750	40,282	40,396	40,407	40,411	40,416	40,416	40,416	40,416
2011	32,362	33,130	33,154	33,451	33,872	34,005	34,158	34,159	34,157	34,154
2012	43,745	44,165	45,555	45,751	45,819	45,812	45,825	45,831	45,831	45,829
2013	48,122	57,349	59,600	62,331	62,562	62,968	63,070	63,079	63,101	62,937
2014	42,960	64,459	79,766	87,458	90,761	91,000	91,115	91,819	92,295	92,318
2015	39,179	62,945	86,433	107,707	118,753	121,605	125,415	128,692	130,298	130,382
2016	19,071	48,595	76,635	113,174	133,826	145,728	158,822	165,475	169,924	171,612
2017		26,863	69,657	115,623	154,600	176,863	197,857	212,952	219,869	223,830
2018			30,018	67,080	107,184	138,770	178,479	207,553	221,401	226,649
2019				9,456	22,799	34,365	49,073	59,162	66,969	69,994
2020					7	7	7	7	7	7
Total										1,163,820
	All outstanding liabilities prior to 2008, net of reinsurance									—
Total net reserves excluding impact of LPT/ADC Agreement										20,286

Less: Impact of LPT/ADC Agreement										(16,402)
Total net reserves including impact of LPT/ADC Agreement										$3,884

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Legacy Reinsurance: European Hospital Liability
AmTrust entered this line of business in Italy in 2010 when it believed there were significant opportunities in what had traditionally been an under-performing market. European Hospital Liability policies are written on a claim made basis. Maiden wrote a separate annually renewable contract covering this exposure in 2011 which is not part of the AmTrust Quota Share. Currently, most exposure remains in Italy with a modest amount of exposure to other European nations. Indemnity amounts for Italian exposures are governed by the Court of Milan tables, which vary awards for insureds by the age of the injured party and the severity of the injury.
The European Hospital Liability Quota Share is a claims made exposure, and in many instances claims are eventually closed with no liability. Existing case reserves reflect an estimate of the probability of a claim closing without liability. The reserving analysis includes a projection of the percentage of claims which will close with payment, as well as an estimate of the average severity of those claims. Claims are reviewed by homogenous groupings of injury types in order to provide a credible estimate of future claim movements and severities. A provision for the impact on average severities as a result of the Milan table changes was also estimated, largely based on available industry information.
European Hospital Liability business is not covered under the LPT/ADC Agreement, therefore any adverse development in this line of business may result in significant losses. Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. As the exposure matures, the projection methodology transitions to the LD method, complemented by an analysis of the resulting implied per claim severity as discussed in the proceeding section. The underlying policies assumed are subject to deductibles on both a per claim and aggregate basis, and the LD method is applied to the net of deductible data to calculate a final estimate of reserves net of all deductibles.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$67,544	$65,495	$62,799	$65,162	$65,457	$66,256	$74,116	$75,177	$79,850	$79,512	$(529)
2012	95,952	90,855	117,416	122,479	123,454	124,978	128,419	129,467	140,911	140,249	(1,495)
2013	87,674	80,165	102,752	108,839	110,294	112,000	114,138	115,527	130,008	129,578	3,699
2014	59,755	66,488	83,838	89,313	90,403	91,814	91,616	94,647	107,724	106,474	3,664
2015	47,954	62,437	68,649	71,924	72,172	74,590	76,271	78,693	84,028	83,512	1,755
2016	46,244	53,237	69,678	72,314	70,731	72,139	71,562	72,968	74,581	76,084	445
2017		42,573	54,242	56,456	54,948	52,869	51,581	52,121	53,097	56,062	2,947
2018			46,345	32,871	33,842	33,174	35,523	35,598	35,512	38,055	1,686
2019				16,513	15,285	16,299	16,239	16,433	16,659	17,507	1,738
Total										$727,033	$13,910

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$37,155	$42,987	$47,345	$51,275	$56,010	$59,096	$63,529	$67,095	$68,955	$73,477
2012	60,871	71,774	80,117	86,482	96,924	102,190	109,403	115,571	121,618	129,717
2013	40,988	51,526	57,744	65,279	79,018	84,804	93,174	99,488	108,562	114,251
2014	25,581	36,409	40,855	48,191	60,571	63,653	74,276	81,434	89,108	93,502
2015	11,473	23,686	30,229	36,303	47,619	47,106	57,177	63,436	67,561	73,542
2016	3,723	11,059	18,324	24,374	36,177	38,886	49,292	54,159	59,061	65,350
2017		1,329	4,588	7,863	15,263	21,037	31,169	35,266	40,158	44,002
2018			957	2,355	5,611	8,074	23,021	26,046	28,201	30,504
2019				11,912	1,664	3,143	10,943	11,925	12,753	13,801
Total										638,146
Total net reserves										$88,887

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: All Other Lines Includes all lines except Workers' Compensation, General Liability, and Commercial Auto from Small Commercial Business and Specialty Program Divisions. The predominant exposures include property and auto physical damage.

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2025
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,070	$29,576	$29,574	$29,519	$24,045	$24,016	$24,013	$24,013	$23,758	$23,758	$(5,092)	$—
2009	14,492	16,088	15,653	14,617	15,750	15,373	15,373	15,379	15,523	15,523	527	10
2010	16,105	17,071	17,059	15,438	15,905	15,905	15,905	15,905	15,905	15,905	52	—
2011	22,616	23,376	23,506	21,469	21,515	21,500	21,496	21,490	21,500	21,498	148	—
2012	18,673	19,850	20,260	19,578	17,969	17,811	17,819	17,775	17,743	17,730	(1,144)	(708)
2013	22,918	21,313	21,669	21,735	20,644	20,639	20,637	20,593	20,306	20,304	2,849	2,182
2014	26,021	24,958	26,278	24,929	21,496	21,491	21,493	21,481	21,340	21,339	(154)	79
2015	54,857	49,631	49,463	47,882	44,939	44,749	44,456	44,379	44,511	44,538	782	33
2016	79,654	74,948	72,384	73,602	67,060	66,943	66,791	67,162	65,839	65,748	5,106	85
2017		104,637	96,812	92,905	96,196	96,104	96,267	96,485	96,598	96,653	1,659	434
2018			96,909	103,489	101,554	101,913	102,061	101,326	103,207	103,609	239	570
2019				37,945	43,146	43,554	42,003	42,310	42,123	42,554	641	—
2020					—	—	—	—	—	—	(103)	—
Total										$489,159	$5,510	$2,685
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,177	$30,833	$30,683	$29,234	$24,706	$28,850	$28,850	$28,850	$28,850	$28,850
2009	13,870	15,224	15,051	14,009	14,954	14,986	14,986	14,986	14,986	14,986
2010	16,058	16,919	16,786	15,285	15,853	15,854	15,854	15,854	15,854	15,854
2011	22,715	23,892	23,661	21,481	21,343	21,339	21,334	21,359	21,352	21,349
2012	17,946	18,205	18,685	17,559	18,071	18,077	18,077	18,084	18,083	18,872
2013	20,258	20,456	20,447	19,343	20,146	19,465	19,463	19,482	19,460	17,455
2014	20,940	22,018	26,194	21,405	21,497	21,493	21,509	21,532	21,495	21,494
2015	45,208	42,631	41,962	44,179	43,622	43,895	43,742	43,737	43,754	43,757
2016	42,795	69,805	65,452	63,234	63,450	60,008	59,967	60,682	60,628	60,641
2017		48,903	80,726	80,735	93,212	93,541	94,206	94,710	94,948	94,802
2018			56,539	86,455	98,386	101,158	102,587	102,406	102,774	103,298
2019				22,095	38,793	40,427	40,670	41,029	41,243	41,812
2020					4	103	103	103	103	103
2021						66	66	55	55	55
Total										483,328
	All outstanding liabilities prior to 2008, net of reinsurance									(3)
Total net reserves excluding impact of LPT/ADC Agreement										5,828

Less: Impact of LPT/ADC Agreement										(2,685)
Total net reserves including impact of LPT/ADC Agreement										$3,143

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid loss development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2025:

	December 31, 2025
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Legacy Reinsurance - Diversified Business
IIS business	$28,704	$66	$28,770
Other reconciling items excluded from loss development tables
GLS	8,537	1,327	9,864
Other run-off lines	10,548	—	10,548
Total Diversified Legacy Reinsurance	47,789	1,393	49,182
Legacy Reinsurance - AmTrust Business
Workers' Compensation(1)	(37,368)	256,869	219,501
General Liability	(2,036)	84,106	82,070
Commercial Auto Liability	3,884	16,402	20,286
European Hospital Liability	88,887	—	88,887
All Other Lines	3,143	2,685	5,828
Total	56,510	360,062	416,572
Other reconciling items excluded from loss development tables	70,984	66,951	137,935
Total AmTrust Reinsurance	127,494	427,013	554,507

US Treaty business ceded to Cavello	689	32,791	33,480

Total reserves for loss and LAE	$175,972	$461,197	$637,169
(1) Remaining Workers' Compensation reserves from commutation to AmTrust executed by Maiden in July 2019 are approximately $33,620 which are treated as outstanding per the LPT/ADC Agreement with Cavello. The allocated portion of these reserves projected to be paid by Cavello in future periods results in an estimated ceded IBNR which exceeds the gross IBNR.
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2025:

	Average annual payout of incurred claims by age, net of reinsurance (unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	41.8%	6.9%	2.7%	(0.3)%	(0.8)%	0.7%	0.8%	(0.1)%	(0.7)%	(0.8)%
AmTrust Reinsurance
Workers' Compensation	19.2%	32.5%	18.3%	8.9%	5.0%	3.4%	2.5%	1.7%	1.2%	1.3%
General Liability	5.9%	10.4%	13.1%	15.9%	14.0%	10.8%	8.3%	6.4%	3.8%	3.4%
Commercial Auto Liability	11.9%	17.6%	18.7%	18.2%	14.0%	8.6%	5.2%	2.3%	1.6%	0.9%
European Hospital Liability	3.2%	7.1%	10.4%	13.7%	11.9%	8.5%	7.0%	5.0%	4.9%	4.9%
All other lines	57.0%	32.4%	2.7%	4.7%	3.6%	(0.9)%	1.2%	0.1%	(0.4)%	(0.1)%
The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the Combination, the Kestrel equityholders at the closing date received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 18.2% of the Company's issued Common Shares at December 31, 2025, and 776,470 Common Shares issued to AmTrust, constituting 7.8% of the Company's issued Common Shares at December 31, 2025.
Barry Zyskind is the beneficial owner of 318,714 Common Shares, constituting 3.2% of the Common Shares outstanding. George Karfunkel is the beneficial owner of 80,000 Common Shares, constituting 0.8% of the Common Shares outstanding. Leah Karfunkel is the beneficial owner of 339,630 Common Shares, constituting 3.4% of the Common Shares outstanding.
By reason of his position as the chairman and chief executive officer of AmTrust and his equity interest in AmTrust, Barry Zyskind may be deemed to beneficially own the Common Shares owned by AmTrust. By reason of their membership on the board of directors of AmTrust and their equity interests in AmTrust, each of George Karfunkel and Leah Karfunkel may be also be deemed to beneficially own the Common Shares owned by AmTrust. Therefore, including the 776,470 Common Shares owned by AmTrust, Barry Zyskind beneficially owns 1,095,184 Common Shares, constituting 11.0% of the Common Shares outstanding; George Karfunkel beneficially owns 856,470 Common Shares, constituting 8.6% of the Common Shares outstanding; and Leah Karfunkel beneficially owns 1,116,100 Common Shares, constituting 11.2% of the Common Shares outstanding. Each of Barry Zyskind, George Karfunkel and Leah Karfunkel disclaim beneficial ownership of the Common Shares owned by AmTrust to the extent permitted by law.
As discussed above, AmTrust holds approximately 7.8% of the issued and outstanding Kestrel Group common shares and has the right to nominate (a) one non-independent director to the Kestrel Group board of directors for so long as AmTrust and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as AmTrust and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination. Kestrel Group writes its business on a fronting basis initially through the AmTrust Insurance Companies, and will cede up to 100% of underwriting risk in exchange for a fee based on gross premiums written. In addition, AmTrust provides additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, Kestrel Group on its strategic partnership with AmTrust as a related party.
KILH holds approximately 18.2% of issued and outstanding Kestrel Group common shares and holds the right to nominate (a) two non-independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel LLC with the option for Kestrel LLC to purchase certain insurance carriers owned by AmTrust North America Inc. Kestrel LLC also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. Kestrel LLC incurred costs related to this agreement of $465 for the year ended December 31, 2025 compared to $826 in 2024. These amounts are presented in general and administrative fees in the consolidated statement of operations and include professional services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.
Kestrel LLC also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination Agreement, Kestrel will have the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the years ended December 31, 2025 and 2024 were based on the net premiums associated with this agreement.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following describes the legacy reinsurance transactions that have transpired between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance and AII to enter into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded written premiums.
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
Effective July 1, 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the year ended December 31, 2025:

For the Year Ended December 31,	2025
Gross and net premiums written	$(1,235)
Net premiums earned	4,908
Net loss and loss adjustment expenses	(9,452)
Commission and other acquisition expenses	(116)
Collateral provided to AmTrust
Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit on behalf of Maiden Reinsurance to AmTrust in an amount representing Cavello's obligations under the LPT/ADC Agreement. Because these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA.
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
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations as defined under the AmTrust Quota Share are satisfied. Pursuant to the terms of Post Termination Endorsement No. 2, the funding percentage was reduced to 107.5% during the first quarter of 2023.
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share is solely tied to a contractually agreed percentage and was reduced from a level of 107.5% to 105% during the third quarter of 2025 when its obligations declined below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 was effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement approved by the Vermont DFR on February 7, 2025.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Consolidated Balance Sheets at December 31, 2025. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of Premium Repayment Loan Agreement.
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
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $86,883 at December 31, 2025. There was no allowance for expected credit losses recognized on the loan receivable at December 31, 2025. Net interest income on the net loan receivable was $3,573 for the year ended December 31, 2025, with an effective yield of 6.0%.
•The Company separately presents accrued interest on its net loan receivable on the Consolidated Balance Sheet under accrued investment income. The amount of accrued interest receivable on the net loan was $1,310 at December 31, 2025. The Company has elected the practical expedient under Topic 326 to exclude accrued interest for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard.
b) European Hospital Liability Quota Share
Collateral was provided to both AEL and AIU DAC for the European Hospital Liability Quota Share. For AEL, the collateral held in reinsurance trust accounts at December 31, 2025 was $97,876 and accrued interest was $668.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $91 of investment management fees for the year ended December 31, 2025 under this agreement.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under these agreements (collectively referred to as the "AmTrust Renewal Rights" agreement), those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, are in the process of being cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. At December 31, 2025, Maiden LF and Maiden GF substantially completed all the main contractual obligations as per the AmTrust Renewal Rights agreements.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
a) Concentrations of Credit Risk
At December 31, 2025, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to Note 8. Reinsurance for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the years ended December 31, 2025 and 2024, this revenue stream is highly concentrated due to capacity distribution agreements with an individual customer.
The Company evaluates the financial condition of its reinsurers, program managers and MGAs and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Reinsurance receivable and recoverable balances, net loan receivable from related party, and the funds withheld receivable are reviewed for expected credit losses on a quarterly basis and are presented net of an allowance for expected credit losses. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at December 31, 2025.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2025 will be fully collectible.
Please refer to Note 8. Reinsurance for additional information on the Company's credit loss allowance as at December 31, 2025 regarding reinsurance recoverable on unpaid losses that were recorded under Topic 326.
b) Concentrations of Revenue
During the year ended December 31, 2025, net premiums earned from AmTrust reinsurance agreements accounted for $4,908 or 38.7% of total net premiums earned.
During the year ended December 31, 2025, fee revenue from the Company's largest program services client accounted for $4,381 or 72.1% of total fee revenue earned (2024: $3,390 or 93.3%). This Program Services client is a large, diversified capacity provider and the Company's relationship with this client presently includes more than ten separate sub-programs (nine of which produced revenue for the year ended December 31, 2025. Fee revenue from the Company's second largest program services client accounted for $1,291 or 21.2% of total fee revenue earned (2024: $0).
c) Brokers
The Company formerly marketed its Diversified Reinsurance legacy business through third-party intermediaries as well as directly through its own marketing efforts. The majority of Diversified Reinsurance legacy business was marketed directly through our own internal efforts with no significant reliance on brokers for the year ended December 31, 2025.
d) Letters of Credit
At December 31, 2025, the Company had standby letters of credit outstanding of $37,118 (2024: $0) for collateral purposes in the Legacy Reinsurance Segment. These are secured by cash and fixed maturities with a fair value of $41,824 at December 31, 2025 (2024: $0). The standby letters of credit are principally used to support the reinsurance obligations of the operating subsidiaries and are subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of the obligations in the Legacy Reinsurance Segment. Such obligations include contingent reimbursement obligations for outstanding letters of credit and related fees payable. In the event of default, the credit providers may exercise certain remedies, including the exercise of control over the pledged collateral and the termination of the availability of the standby credit facility to any or all of the operating subsidiaries. At December 31, 2025, the operating subsidiaries were in compliance with all standby letter of credit covenants.
e) Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office spaces and equipment under various operating leases expiring in various years through 2034. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases with an original lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 8.2 years at December 31, 2025.
Kestrel’s principal executive offices were located at 8333 Douglas Avenue, Suite 1360 in Dallas, Texas through January 31, 2026. The Dallas office was leased through Ledbetter Interests, Ltd., an entity affiliated with Terry Ledbetter, the Company's Executive Chairman, pursuant to a Lease Agreement dated October 23, 2019. Kestrel Service Corporation, Kestrel’s wholly owned subsidiary, reimbursed Terry Ledbetter via an expense reimbursement provision under his employment agreement for the use of this leased office space. This Lease Agreement expired January 31, 2026 and was not renewed. This lease did not meet the minimum threshold for lease liability recognition and therefore its rent payments were expensed as incurred.
Kestrel also leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in December 2027. The Austin office is the principal executive office effective February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement.
The Company leases office space in a building in New York City which Maiden has leased since April 2024; this created a right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises a majority of the lease liabilty and right-of-use asset on the Consolidated Balance Sheet at December 31, 2025.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 7.2%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability at lease inception. At December 31, 2025, the Company's future lease obligations of $2,054 (2024: $244) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheets as a lease liability under accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. At December 31, 2025, the Company's right-of-use lease asset of $2,029 (December 31, 2024: $223).
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense for the year ended December 31, 2025 was $397 (2024: $236) recognized in general and administrative expenses consistent using the prior accounting treatment under Topic 840. At December 31, 2025, the scheduled maturity of the Company's operating lease liabilities is as follows:

For the Year Ended December 31,	Total
2026	$363
2027	366
2028	277
2029	284
2030	305
Thereafter	1,144
Discount for present value	(685)
Total discounted operating lease liabilities	$2,054
g) Investment Commitments and Related Financial Guarantees
The Company's total unfunded commitments on other investments and equity method investments was $24,840 at December 31, 2025. The table below shows total unfunded commitments by type of investment as at December 31, 2025:

December 31,	2025
	Fair Value	% of Total
Total unfunded commitments on other investments	$11,164	44.9%
Total unfunded commitments on equity method investments	13,676	55.1%
Total unfunded commitments on alternative investments	$24,840	100.0%
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As discussed above, at December 31, 2025, guarantees of $73,170 were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
Other Contingent Commitments
As a result of the Combination Agreement, the former equityholders of Kestrel LLC remain entitled to receive contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45,000 divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2,750,000 common shares of Kestrel Group. On December 31, 2025, the fair value of this contingent consideration was $0.
At December 31, 2025, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $9,955 which was classified as a receivable and reported in Other Assets on the Consolidated Balance Sheet at December 31, 2025. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in net income.
h) Other Collateral
In the ordinary course of business, the Company enters into reinsurance agreements that may include terms which could require the Company to collateralize certain of its obligations as further discussed in Note 8. Reinsurance and Note 10. Related Party Transactions.
i) Deposit Insurance
The Company maintains cash and cash equivalents balances at financial institutions in the U.S., Bermuda and other international jurisdictions. In the U.S., the Federal Deposit Insurance Corporation secures accounts up to $250. In certain other international jurisdictions, there exist similar protections. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
j) Legal Proceedings
Except as noted below, the Company is not a party to any material legal proceedings. The Company may become involved in various claims and legal proceedings, including arbitrations, that arise in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of its insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings are not likely to have a material adverse effect on its financial condition or results of operations.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Maiden’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis.
On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Maiden’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On August 20, 2025, the United States Court of Appeals for the Third Circuit vacated the U.S. District Court for the District of New Jersey’s order granting summary judgment to Maiden and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Third Circuit disagreed with the District Court’s holding that the current case record required judgment for Maiden, as a matter of law, on the issue of whether Maiden’s loss reserves were misleading. The Court explained further that it was not issuing a ruling on the element of scienter. The Third Circuit therefore vacated the opinion of the District Court and remanded the case to the District Court with instructions to permit plaintiffs to pursue discovery with respect to their claims for securities fraud under Section 10(b) of the Securities Exchange Act. The Third Circuit denied defendants' petition for rehearing on September 16, 2025. Discovery is now proceeding in the action. Maiden believes it has procedural and substantive defenses to the asserted claims, and it intends to oppose and defend against these claims.
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years before the date of the complaint, breached a sole provision of Maiden’s indenture governing its 7.75% 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 7.75% 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint in its entirety. On August 6, 2025, plaintiffs filed a notice of appeal, triggering a six month deadline to perfect their appeal in the First Judicial Department of the New York Appellate Division. Plaintiffs subsequently requested extensions to perfect their appeal, which the court granted, and the current deadline is April 8, 2026. To the extent that plaintiffs do perfect and pursue their appeal of this decision, Maiden will oppose any such action.
In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. On October 6, 2025, Maiden filed a motion to dismiss which is now fully briefed. Oral argument has not yet been scheduled and we cannot predict when the Court will issue a decision on the motion. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
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
Arbitration Proceedings
On November 26, 2025, the Company reported that a subsidiary of GLS, pursuant to the terms of the underlying reinsurance contract, demanded and participated in an arbitration with one of its ceding companies. Under the subject reinsurance agreement, GLS provides the ceding company in question with (i) reinsurance premium protection (“RPP”) coverage with aggregate limits of approximately $25,000, and (ii) adverse development coverage (“ADC”) with remaining aggregate limits of $25,500.
GLS is asserting that the cedant has committed multiple breaches of the reinsurance agreement, along with other material misrepresentations. Based on these assertions, GLS is seeking full rescission of the reinsurance agreement and related relief, including the ability to recoup losses previously paid, and has denied payment of certain invoices for contractual performance pending the outcome of this arbitration. GLS has previously paid net losses of $10,805 related to the RPP coverage. GLS has not paid any losses subject to the ADC coverage of the reinsurance agreement in question. As of December 31, 2025, GLS has liabilities of $3,984 subject to the RPP coverage and $7,500 in reserves for the ADC coverage. GLS received premiums totaling $9,734 and $9,800 for the RPP and ADC coverages, respectively.
GLS is vigorously pursuing its claims for rescission and recovery of amounts previously paid. The matter is currently proceeding in arbitration, and an arbitration hearing has now been completed with a decision likely in the first quarter of 2026. The cedant disputes GLS assertions, denying that it breached the agreement, and seeks to continue the contract in full force.
The outcome of the arbitration is inherently uncertain. If GLS is successful, it may be entitled to recover up to $10,000 in losses previously paid and may be relieved of its remaining obligations under the reinsurance agreement in addition to other requested relief. If GLS is unsuccessful, GLS may be required to continue performing under the contract, including potentially paying additional amounts under the RPP coverage, subject to a cap, and being liable for additional amounts under the ADC coverage. The Company's subsidiary Maiden Reinsurance Ltd. has provided a parental guarantee to guarantee the performance and obligations of GLS as finally determined in connection with the arbitration.
At this time, the Company cannot reasonably estimate the amount or range of any gain or loss that may result from this matter. Accordingly, no accrual or gain contingency has been recorded in the Company’s reserves and other liabilities. An adverse outcome could be material to the Company’s results of operations or cash flows for a particular period.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share for the years ended December 31, 2025 and 2024, respectively:

For the Year Ended December 31,	2025	2024
Numerator:
Net income (loss)	$49,538	$(1,291)
Amount allocated to participating common shareholders(1)	(450)	—
Income (loss) available to Kestrel common shareholders, continuing operations	49,088	(1,291)
Loss from discontinued operations, net of income tax expense	(2,813)	—
Amount of loss from discontinued operations allocated to participating common shareholders(1)	26	—
Net income (loss) attributable to Kestrel common shareholders	$46,301	$(1,291)
Denominator:
Weighted average number of common shares – basic and diluted(1)(2)	5,731,380	2,749,996

Basic and diluted earnings (loss) from continuing operations per share attributable to Kestrel common shareholders:	$8.57	$(0.47)
Basic and diluted loss from discontinued operations per share attributable to Kestrel common shareholders	(0.49)	—
Basic and diluted earnings (loss) per per share attributable to Kestrel common shareholders:	$8.08	$(0.47)
(1)Please refer to Note 6. Shareholders' Equity and Note 14. Share Compensation and Pension Plans in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the years ended December 31, 2025 and 2024, there were no potentially dilutive securities.
(2)For the years ended December 31, 2025 and 2024, the number of common shares outstanding decreased as a result of the reverse stock split, therefore the computations of basic and diluted EPS was adjusted retroactively for all periods presented to reflect that change in capital structure. As discussed in Note 1. Organization, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. The equityholders of Kestrel LLC at the closing date received 2,749,996 common shares of the Kestrel Group.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes
Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act. Should the Company become eligible to be taxed under the CIT Act, there would be an adverse effect on the Company's results of operation.
Pillar Two addresses the Base Erosion and Profit Shifting ("BEPS") risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which required EU member states to transpose the rules into their national laws by December 31, 2023 with certain measures initially being effective from January 1, 2024. In 2023, a number of jurisdictions (including Sweden and the UK) passed legislation to implement the OECD/G20's model rules into domestic law with effect from January 1, 2024. The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which are available to the Company therefore no impact on our results of operation are expected at this time.
The Company has Net Operating Loss carry-forwards ("NOL"), other Deferred Tax Assets (“DTA”) and Deferred Tax Liabilities (“DTL”) that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2022 to 2024 are subject to examination in the U.S by the Internal Revenue Service.
The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2021 through 2025. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2025 and 2024. Total income (loss) before income taxes and total income tax expense for the years ended December 31, 2025 and 2024 are as follows:

For the Year Ended December 31,	2025	2024
Income before income taxes – Domestic (Bermuda)	$46,181	$—
Income (loss) before income taxes – Foreign (U.S. and others)	3,425	(1,261)
Total income (loss) before income taxes	$49,606	$(1,261)

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax (benefit) expense – Foreign (U.S. and others)	(152)	30
Total current tax (benefit) expense	(152)	30

Deferred tax expense – Domestic (Bermuda)	—	—
Deferred tax expense – Foreign (U.S. and others)	220	—
Total deferred tax expense	220	—

Total income tax expense	$68	$30
The Company recognized an income tax expense of $68 for the year ended December 31, 2025 compared to an income tax expense of $30 recognized for 2024. The income tax expense for 2025 was incurred on the operating results of our international subsidiaries from continuing operations. These international operations were acquired under the Combination on May 27, 2025.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2025 and 2024 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's income (loss) before income taxes. Effective tax rate of 0.0% is used as the Company is out of scope for the CIT Act which imposes a statutory tax rate of 15%.

For the Year Ended December 31,	2025		2024
Income (loss) before income taxes		$49,606		$(1,261)
Less: income tax expense		68		30
Net income (loss)		$49,538		$(1,291)

Reconciliation of effective tax rate (% of income before income taxes)	Amount	Percentage	Amount	Percentage
Bermuda federal statutory tax rate	$—	—%	$—	—%
U.S. taxes at statutory rates - Federal	695	1.4%	(265)	21.0%
Valuation allowance in respect of U.S. taxes	(695)	(1.4)%	265	(21.0)%
Other jurisdictions	68	0.1%	30	(2.4)%
Actual tax expense/rate	$68	0.1%	$30	(2.4)%
The following table provides an analysis of income taxes paid disaggregated by jurisdiction, following the adoption of ASU 2023-09, at December 31, 2025 and 2024:

December 31,	2025	2024
Jurisdiction:
Federal (Bermuda)	$—	$—
Foreign
United States	44	—
Sweden	4	—
Total income taxes paid	$48	$—
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

December 31,	2025	2024
Deferred tax assets:
Net operating losses	$99,350	$75
Unearned premiums	724	—
Net unrealized gains on investments	40,631	—
Discounting of net loss and LAE reserves	6,480	—
Intangible Assets & Capitalized Start-Up Costs	8,965	—
Others	1,408	85
Deferred tax assets before valuation allowance	157,558	160
Valuation allowance	150,389	109
Deferred tax assets, net	7,169	51
Deferred tax liabilities:
Fair value adjustment for Senior Notes	6,779	—
Others	390	51
Deferred tax liabilities	7,169	51
Net deferred tax asset	$—	$—

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)
The net deferred tax asset at December 31, 2025 was $0 (2024 - $0). A valuation allowance has been established against the net U.S. and International deferred tax assets which is primarily attributable to net operating losses and capital losses in the respective regions. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. and International net deferred tax assets as more evidence is needed for the utilization of these losses. During 2025, the Company recorded an increase in the valuation allowance of $150,280 (2024 - decrease of $61). The change in valuation allowance for the year ended December 31, 2025 is primarily from acquired operations under the Combination on May 27, 2025 as further described in Note 17. Business Combination.
At December 31, 2025, the Company has available net operating loss carry-forwards of $473,094 (2024: $358) for income tax purposes. Approximately $388,724 (2024: $0) of the net operating loss carryforwards expire in various years beginning in 2029. As of December 31, 2025, approximately $84,370 or 17.8% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2024 - $358 or 100.0%).

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans
2025 Equity Incentive Plan
On June 3, 2025, a Registration Statement on Form S-8 was filed by the Company for the purpose of registering 1,411,600 common shares, par value $0.01 per share, of the Company which include:
•206,600 common shares are issuable in respect of outstanding awards under the Maiden Holdings, Ltd. 2019 Omnibus Incentive Plan (“Legacy Plan”) and any such additional shares granted under the Legacy Plan that were forfeited, cancelled, exchanged or surrendered, including in connection with the termination or expiration of an award, that then become available under the Legacy Plan in accordance with its terms. The Legacy Plan was assigned to and assumed by the Company at the effective time of the Combination. Such aggregate number of common shares issuable under the Legacy Plan reflects the conversion required by the terms of the Combination; and
•1,205,000 common shares are issuable under the Kestrel Group Ltd 2025 Equity Incentive Plan (“Kestrel Group Plan”). The Kestrel Group Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").
Share Options
Exercise prices of options are established at or above the fair market value of the Company’s common shares at the date of grant. Under the Legacy Plan, unless otherwise determined by the Committee and provided in an award agreement, 25% of the options became exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and expire ten years after grant date. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards on the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.
This table shows all share options outstanding under the Legacy Plan for the year ended December 31, 2025:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Options replaced under Legacy Plan	4,275	$161.98
Outstanding, December 31, 2025	4,275	161.98	1.83 years	$—	$64.80	$262.40
Total exercisable, December 31, 2025	4,275	161.98	1.83 years	—	$64.80	$262.40
As the Legacy Plan was assumed by the Company on May 27, 2025, the weighted average grant date fair value was $23.00 for all options outstanding at December 31, 2025. All outstanding options as at December 31, 2025 were fully vested. There were zero share options exercised or granted during the year ended December 31, 2025.
Restricted Shares
The fair value of each restricted share is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee, which ranges between two to three years for employees and one year for directors.
Non-Performance-Based ("NPB") Restricted Shares
On or around June 1 each year, the Company intends to grant $65 worth of compensation to each non-employee director in the form of either restricted shares or restricted share units that will vest on the first anniversary of the grant date.
As the Legacy Plan was assumed by the Company on May 27, 2025, there were a total of 51,209 restricted shares that were replaced by awards under the Kestrel Group Plan, of which 7,860 restricted shares vested and 11,420 restricted shares were forfeited during the year ended December 31, 2025.
For the year ended December 31, 2025, the Company issued a total of 104,268 (2024 - 0) restricted shares to non-employee directors as well as employees for compensation related to their services. The restricted shares for non-employee directors were issued on September 5, 2025 pursuant to the Kestrel Group Plan and vest in full on September 5, 2026. The restricted shares that were issued to employees on September 5, 2025 will vest one-third annually over three years of service. The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2025 was $181 (2024 - $0). There were no restricted shares issued as compensation by Kestrel LLC prior to the Combination on May 27, 2025.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
The following table shows the activity for the Company's restricted share awards for the year ended December 31, 2025:

	Non-Performance-Based Restricted Shares		Discretionary Performance-Based Restricted Shares
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Awards replaced under Legacy Plan	51,209	$23.00	—	—
Awards granted	104,268	27.81	—	—
Awards vested	(7,860)	23.00	—	—
Awards forfeited	(11,420)	23.00	—	—
Non-vested at December 31, 2025	136,197	26.68	—	—
Total unrecognized compensation cost of $2,634 related to restricted shares at December 31, 2025, which will be recognized during the next 2.41 years. Total share-based expense for the year ended December 31, 2025 was $888 (2024 - $60).
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2025 was $266 (2024 - $64).

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
15. Statutory Requirements and Dividend Restrictions
The Company's insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain liquidity and solvency requirements whereby restrictions are imposed on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. Our insurance and reinsurance operations were acquired under the Legacy Reinsurance Segment on May 27, 2025 and therefore related operations prior to Combination are excluded in the consolidated financial statements. The statutory capital and surplus and statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Reinsurance (a)	Maiden LF (b)	Maiden GF (b)
Statutory Capital and Surplus
December 31, 2025	$257,960	$7,136	$6,182
Statutory Net Income (Loss)
For the Year Ended December 31, 2025	$4,697	$(1,681)	$(1,501)
a) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner of the Vermont DFR. Approval of an ongoing plan for dividend payments or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner of the Vermont DFR. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance company may make such distributions as are in conformity with its purposes and approved by the Commissioner of the Vermont DFR.
In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, which requires prior approval by the Vermont DFR prior to payment of dividends under the program; and 2) an extraordinary dividend of $40,000 and this dividend formed the basis for the consideration received by the Company's shareholders pursuant to the terms of the Combination. To date, the Vermont DFR has approved all dividend requests under the current program. Under the approved dividend program, Maiden Reinsurance paid total dividends of $28,750 to Maiden NA in the year ended December 31, 2025. During the year ended December 31, 2025, Maiden NA did not pay any dividends to Maiden Holdings.
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2025, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $55,043 as of that date.
Under the conditions stipulated in the Vermont DFR approval for the Combination, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's surplus as regards policyholders and ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring annual dividends (which require prior approval by the Vermont DFR) but our ability to selectively underwrite business in support of our Program Services segment in the future.
b) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA"). See Note 1. Organization and Note 16. Assets Held for Sale for further information on the Company's plans to divest of both Maiden LF and Maiden GF.
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,698 at December 31, 2025 which was met by Maiden LF throughout the respective year. Maiden LF's statutory assets were $11,994 at December 31, 2025 and its statutory capital and surplus was $7,136 at December 31, 2025. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. Maiden LF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the year ended December 31, 2025.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $3,171 at December 31, 2025 which was met by Maiden GF throughout the respective year. Maiden GF's statutory assets were $11,425 at December 31, 2025 and its statutory capital and surplus was $6,182 at December 31, 2025. Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. Maiden GF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the year ended December 31, 2025.

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
16. Assets Held for Sale
Sale of Swedish Subsidiaries and Related IIS Operations
As discussed in Note 1. Organization, on November 29, 2024, Maiden entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden LF and Maiden GF were the principal operating subsidiaries of the Company’s IIS platform. The transaction was subject to customary regulatory approvals. In June 2025, the SFSA declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have now entered into an amended sale agreement for the acquisition of Maiden GF only at the previously agreed valuation. The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approval.
The sale continues to be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. In the wake of the decision of the SFSA, management continues to evaluate strategic alternatives for that business, including a possible sale to a different third-party or a possible run-off and liquidation of the entity. Maiden LF and Maiden GF are not writing any new business and any non-insurance related assets and liabilities are represented as held-for-sale in the Company's consolidated financial statements.
Pursuant to the terms of proposed sales agreement, it is presently intended that any remaining historic business upon closing will be fully retroceded to Maiden Reinsurance thus there will be continuing involvement regarding the historical insurance operations. This transaction therefore meets the relevant held-for-sale criteria at December 31, 2025 and accordingly, any non-insurance related assets and liabilities related to the sale consideration are classified as held-for-sale in the Consolidated Balance Sheets as at December 31, 2025. The held-for-sale assets and liabilities and discontinued operations in the tables further below do not include any insurance related balances.
Under the accounting guidance in ASC Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of Kestrel Group who represents the acquiring entity and therefore these operations are classified as held-for-sale on the acquisition date. As the consolidated statements of income of Maiden included operations for Maiden GF and Maiden LF during the periods presented, adjustments to exclude the discontinued non-insurance activities of Maiden GF and Maiden LF were made as at December 31, 2025. All underwriting related balances are excluded from held-for-sale assets and liabilities which amounted to net insurance liabilities of $5,125 as at December 31, 2025.
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of December 31, 2025. The assets and liabilities classified as held for sale on the Company's Consolidated Balance Sheet as at December 31, 2025 include the following:

2025
ASSETS
Fixed maturities, available-for-sale, at fair value	$6,497
Cash and cash equivalents	12,243
Accrued investment income	93
Other assets	662
Total assets held for sale	$19,495
LIABILITIES
Accrued expenses and other liabilities	$1,122
Total liabilities held for sale	$1,122

The following table summarizes the major classes of items constituting the results from discontinued operations for the year ended December 31, 2025 presented in the Consolidated Statements of Income:

For the Year Ended December 31,	2025
Net investment income	$212
General and administrative expenses	(2,858)
Foreign exchange and other losses	(167)
Net loss from discontinued operations	$(2,813)

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
17. Business Combination
On May 27, 2025, Kestrel LLC completed the business combination with Maiden, pursuant to the terms of the Combination Agreement. The equityholders of Kestrel LLC at the closing date received an aggregate of $40,000 in upfront cash and 2,749,996 common shares of the combined company. In addition, the former equityholders of Kestrel LLC remain entitled to receive contingent consideration up to the lesser of (x) $45,000 payable in common shares of Kestrel Group upon the achievement of certain financial milestones, and (y) 2,750,000 common shares of Kestrel Group. After the closing of the Combination Agreement, the group was rebranded as Kestrel and is the successor company to Maiden. The Company’s authorized share capital consists of 42,500,000 shares.
The Combination was accounted for as a business combination in accordance with ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. The Company also adopted ASU 2021-08, effective as of January 1, 2025, to record contract liabilities at their carrying value as of the acquisition date. Although Maiden was the legal acquirer, Kestrel LLC was determined to be the accounting acquirer and the legal acquiree. As a result, Kestrel LLC and its subsidiaries’ net assets were carried at historical value, acquired net assets of Maiden and its subsidiaries were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of Maiden and its subsidiaries were included in the Company’s Consolidated Financial Statements from May 27, 2025.
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

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
17. Business Combination (continued)
Estimated Purchase Price Allocation
The following table summarizes allocation of the most recent estimate of the purchase price to assets acquired and liabilities assumed as of May 27, 2025:

Fixed maturities, available-for-sale, at fair value	$208,855
Equity securities, at fair value	11,144
Equity method investments	32,326
Other investments	160,439
Cash and cash equivalents	68,358
Restricted cash and cash equivalents	11,449
Accrued investment income	4,108
Reinsurance balances receivable, net	10,133
Reinsurance recoverable on unpaid losses	517,028
Net loan receivable from related party	107,110
Intangible assets	11,864
Funds withheld receivable	11,048
Other assets	14,592
Assets held for sale	20,698
Reserve for loss and loss adjustment expenses	(738,137)
Unearned premiums	(23,903)
Accrued expenses and other liabilities	(68,453)
Senior notes - at fair value	(173,669)
Liabilities held for sale	(1,147)
Net assets	183,843
Bargain purchase gain	(68,306)
Total consideration effectively transferred	$115,537

At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $183,843 which exceeded the consideration effectively transferred of $115,537, resulting in a bargain purchase gain of $68,306 as shown in the table above which was recognized in the consolidated statement of income of Kestrel for the year ended December 31, 2025.
As discussed in Note 11. Commitments, Contingencies and Guarantees, the former equityholders of Kestrel LLC are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45,000 divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2,750,000 common shares of Kestrel Group. On December 31, 2025, the fair value of this contingent consideration was $0 as business subject to the earn out computation continues to be re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through December 31, 2025.
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets; the intangible assets acquired also consist of VOBA, as defined in Note 2. Significant Accounting Policies. The following table presents the weighted average amortization period and other components of intangible assets acquired at May 27, 2025 and December 31, 2025. Amortization expense for the intangible assets was $2,517 for the year ended December 31, 2025:

	Weighted Average Amortization Period	May 27, 2025	Accumulated Amortization at December 31, 2025	December 31, 2025
Value of Business Acquired	5.0 years	$2,207	$(580)	$1,627
Fair value discount on net reserves acquired	32.0 years	9,657	(1,937)	7,720
Total Intangible Assets	27.3 years	$11,864	$(2,517)	$9,347

KESTREL GROUP LTD
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
17. Business Combination (continued)
The following table presents the estimated aggregate amortization expense for the five succeeding fiscal years on intangible assets held at December 31, 2025:

	2026	2027	2028	2029	2030
Amortization expense: VOBA	$730	$476	$247	$102	$72
Amortization expense: fair value discount on net reserves acquired	2,198	1,413	1,243	1,066	632
Total amortization expense	$2,928	$1,889	$1,490	$1,168	$704

Pro Forma Financial Unaudited Information
The unaudited pro forma condensed consolidated combined financial information is based on the Maiden historical consolidated financial statements and the Kestrel historical consolidated financial statements as adjusted to give effect to the transaction. The unaudited pro forma condensed consolidated combined statement of operations data for the year ended December 31, 2024 gives effect to the transaction as if it had been consummated on January 1, 2024.
The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the Maiden acquisition nor do they include any estimated costs that will be incurred to integrate Maiden operations. The pro forma results of operations include our merger and acquisition expenses of $25,900 as if they had been incurred in the first quarter of 2024.
The selected unaudited pro forma condensed consolidated combined financial information is provided for illustrative purposes only and is not necessarily indicative of what the actual results of operations and financial position would have been had the transaction been consummated on the dates indicated, nor is such information indicative of the future consolidated results of operations of the combined company.
The following table summarizes our selected unaudited financial information on a pro forma basis for the years ended December 31, 2025 and 2024:

For the Year Ended December 31,	2025	2024
Total revenues	$50,166	$43,742
Total expenses	79,952	111,655
Net loss	$(29,786)	$(67,913)