Form 10-Q
period 2026-03-31
Kestrel Group Ltd
filed 2026-05-08
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Yes ☐ No ☒
As of May 1, 2026, 7,824,030 common shares were outstanding. 10,108,600 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,534 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KESTREL GROUP LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities: available-for-sale, at fair value (Amortized cost: 2026: $118,298; 2025: $164,352)	$118,376	$165,035
Equity securities: at fair value (Cost: 2026: $11,145; 2025: $11,145)	11,748	11,748
Equity method investments	33,543	33,532
Other investments	175,670	173,358
Total investments	339,337	383,673
Cash and cash equivalents	15,052	15,480
Restricted cash and cash equivalents	47,159	9,146
Accrued investment income	4,872	5,003
Reinsurance balances receivable, net (includes $0 and $2 from related parties in 2026 and 2025, respectively. Allowance for expected credit losses: 2026 - $14; 2025 - $14)	297	724
Reinsurance recoverable on unpaid losses: (Allowance for expected credit losses: 2026: $1,930; 2025: $1,740)	436,381	461,197
Net loan receivable from related party	78,606	86,883
Intangible assets	8,509	9,347
Funds withheld receivable: (Allowance for expected credit losses: 2026: $2; 2025: $2)	7,448	10,956
Other assets	17,636	17,740
Assets held for sale	8,930	9,806
Total assets	$964,227	$1,009,955
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $514,149 and $554,507 from related parties in 2026 and 2025, respectively)	$593,350	$637,169
Unearned premiums (includes $16,815 and $17,227 from related parties in 2026 and 2025, respectively)	16,891	17,406
Accrued expenses and other liabilities (includes $27,468 and $16,443 from related parties in 2026 and 2025, respectively)	57,426	52,032
Senior notes - principal amount	262,361	262,361
Less: unamortized fair value adjustment	87,639	87,959
Senior notes, net	174,722	174,402
Liabilities held for sale	401	662
Total liabilities	842,790	881,671
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2026: 10,108,600 and 2025: 9,979,477 shares issued; 2026: 7,824,030 and 2025: 7,741,943 shares outstanding)	101	100
Additional paid-in capital	178,982	177,534
Accumulated other comprehensive income	537	916
(Accumulated deficit) retained earnings	(6,234)	1,197
Treasury shares, at cost (2026: 2,284,570 shares, 2025: 2,237,534 shares)	(51,949)	(51,463)
Total shareholders’ equity	121,437	128,284
Total liabilities and equity	$964,227	$1,009,955
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Gross premiums written	$2,655	$—
Net premiums written	$2,654	$—
Change in unearned premiums	503	—
Net premiums earned	3,157	—
Fee revenue	3,120	807
Net investment income	2,577	34
Net realized and unrealized investment gains	1,339	—
Total revenues	10,193	841
Expenses
Net loss and loss adjustment expenses	2,255	—
Commission and other acquisition expenses	1,473	—
General and administrative expenses	11,743	1,143
Interest and amortization expenses	3,896	—
Foreign exchange and other gains	(2,228)	—
Total expenses	17,139	1,143
Net loss before income taxes	(6,946)	(302)
Less: income tax expense	6	92
Interest in loss of equity method investments	(1)	—
Net loss from continuing operations	(6,953)	(394)
Loss from discontinued operations, net of income tax	(478)	—
Net loss	$(7,431)	$(394)

Basic and diluted loss from continuing operations per share attributable to Kestrel common shareholders	$(0.90)	$(0.14)
Basic and diluted loss from discontinued operations per share attributable to Kestrel common shareholders	(0.06)	—
Basic and diluted loss per share attributable to Kestrel common shareholders	$(0.96)	$(0.14)
Weighted average number of common shares - basic and diluted	7,752,415	2,749,996

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(7,431)	$(394)
Other comprehensive loss
Net unrealized holdings losses on AFS fixed maturities	(597)	—
Net unrealized losses on held for sale AFS fixed maturities	(15)	—
Adjustment for reclassification of net realized gains recognized in net loss	(8)	—
Foreign currency translation adjustment	241	—
Other comprehensive loss, before tax	(379)	—
Income tax expense related to components of other comprehensive loss	—	—
Other comprehensive loss, after tax	(379)	—
Comprehensive loss	$(7,810)	$(394)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
Common shares
Beginning balance	$100	$27
Issuance of common shares from vesting of stock based compensation	1	—
Ending balance	101	27
Additional paid-in capital
Beginning balance	177,534	10,107
Issuance of common shares from vesting of stock based compensation	(1)	—
Share-based compensation expense	1,449	15
Ending balance	178,982	10,122
Accumulated other comprehensive income
Beginning balance	916	—
Change in net unrealized investment losses	(620)	—
Foreign currency translation adjustment	241	—
Ending balance	537	—
Retained earnings (accumulated deficit)
Beginning balance	1,197	(5,528)
Net loss	(7,431)	(394)
Ending balance	(6,234)	(5,922)
Treasury shares
Beginning balance	(51,463)	—
Shares repurchased	(486)	—
Ending balance	(51,949)	—
Total shareholders' equity	$121,437	$4,227
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2026	2025
Cash flows from operating activities
Net loss	$(7,431)	$(394)
Less: net loss from discontinued operations	478	—
Adjustments to reconcile net loss to net cash flows from operating activities:
Other non-cash expenses (credit losses, depreciation, amortization, leases)	9	18
Interest in loss of equity method investments	1	—
Net realized and unrealized investment gains	(1,339)	—
Share-based compensation expense	1,449	15
Foreign exchange and other gains	(2,228)	—
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	373	—
Reinsurance recoverable on unpaid losses	2,647	—
Accrued investment income	123	—
Funds withheld receivable	3,020	—
Other assets	139	(270)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(16,740)	—
Unearned premiums	(512)	—
Accrued expenses and other liabilities	5,559	(245)
Net cash used in continuing operations	(14,452)	(876)
Net cash used in discontinued operations	(681)	—
Net cash used in operating activities	(15,133)	(876)
Cash flows from investing activities:
Purchases of fixed maturities	(37,357)	—
Purchases of other investments	(2,257)	—
Purchases of equity method investments	(474)	—
Proceeds from sales of fixed maturities	38,117	—
Proceeds from maturities, paydowns and calls of fixed maturities	44,268	—
Proceeds from sale and redemption of other investments	1,231	—
Net loan receivable from related party	9,477	—
Others, net	(7)	—
Net cash provided by investing activities	52,998	—
Cash flows from financing activities:
Repurchase of common shares	(486)	—
Net cash used in financing activities	(486)	—
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	(548)	—
Net increase (decrease) in cash, restricted cash and cash equivalents	36,831	(876)
Cash, restricted cash and cash equivalents, beginning of period	24,626	4,286
Cash, restricted cash and cash equivalents, end of period	61,457	3,410
Less: change in cash and cash equivalents held for sale	(754)	—
Cash, restricted cash and cash equivalents, end of period, excluding held-for-sale	$62,211	$3,410
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$15,052	$3,410
Restricted cash and cash equivalents, end of period	47,159	—
Total cash, restricted cash and cash equivalents, end of period	$62,211	$3,410
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Kestrel Group Ltd ("Parent Company" or "Kestrel Group") and its subsidiaries (the "Company" or "Kestrel"). They have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore the following notes should be read in conjunction with those disclosed in the Company's Annual Report on Form 10-K for December 31, 2025. All significant intercompany transactions and accounts have been eliminated.
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
Kestrel Group transitioned from Article 5 to Article 7 of Regulation S-X as promulgated by the SEC since its core business fundamentally shifted from a general commercial operation to primarily functioning as an insurance company under its recent business combination as discussed further below. This change in SEC filing status necessitated significant adjustments to how the Company presents its balance sheet, income statement and other financial statements, to align with the specific requirements of Article 7 for insurance companies. As a result, the Company's assets, liabilities, and equity accounts have been reclassified to fit the new presentation requirements under Article 7. Certain prior year comparatives have been reclassified to conform to current period presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income, except the 2024 Kestrel equity was recast to conform with the 2025 number of common shares issued to Kestrel equityholders and revised equity structure. Please see section on Accounting Treatment for the Combination for further details.
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
As of March 31, 2026, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 22.1% of the Company's total issued and outstanding common shares, which is eliminated for accounting and financial reporting purposes in our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped due to an approval by Maiden shareholders to remove the voting limitation prior to the Combination.
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
The Combination was completed with both parties in receipt of necessary regulatory approvals, including from the Vermont Department of Financial Regulation ("Vermont DFR") which included approval for the extraordinary dividend required to complete the transaction. Under the conditions stipulated in the Vermont DFR approval, Maiden Reinsurance is no longer permitted to include the intercompany loan receivable from Maiden (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, however the ratio remains sufficient to not only support the dividends related to the Combination with Kestrel and recurring annual dividends (and which require prior approval by the Vermont DFR) but the ability to selectively underwrite business in support of the Company's Program Services segment in the future.

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
As noted, Kestrel continues to write business through its exclusive use of four A.M. Best A- FSC XV insurance carriers, Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Companies”), all subsidiaries of AmTrust. Pursuant to the terms of the Combination Agreement, Kestrel retains the option to acquire the AmTrust Insurance Companies from AmTrust for a period of up to three years after closing of the Combination. AmTrust is a significant shareholder of Kestrel Group. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust.
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
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. On November 29, 2024, Maiden entered into an agreement to sell Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden have subsequently entered into an amended sale agreement for the acquisition of only Maiden GF at the previously agreed valuation.
The proposed acquirer believes it will satisfactorily address the deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approvals. The sale of Maiden GF will be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. Maiden GF is not writing any new business and its non-insurance related assets and liabilities are represented as held-for-sale in our Condensed Consolidated Financial Statements. Please refer to Note 14. Assets Held for Sale for additional information regarding the effect of the pending sale of Maiden GF on the Company's Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
In the wake of the June 2025 decision of the SFSA, management has further evaluated strategic alternatives for Maiden LF and on April 7, 2026 the Company has decided to proceed with the managed run-off of Maiden LF. The held-for-sale assets and liabilities of Maiden LF at December 31, 2025 were reclassified as held and used in light of the recent decision to place Maiden LF into run off operations.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 other than the following:

Recently Adopted Accounting Standards
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU affect entities that apply the practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments in this ASU provide as follows:
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
The amendments were effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 on January 1, 2026, and did not experience significant changes to its previous method of estimating expected credit losses on accounts receivable upon adoption.
Recently Issued Accounting Standards Not Yet Adopted
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
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to early adopt ASU 2024-03 and will provide the required expense disclosures on a prospective basis. At this time, the Company anticipates that further expense information on employee compensation will be the primary requirement under this ASU. The Company already provides disclosures regarding intangible asset amortization in Note 15. Business Combination.

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
Our Legacy Reinsurance reportable segment consists of the AmTrust Reinsurance and Diversified Reinsurance segments previously reported by Maiden prior to the Combination with Kestrel. The AmTrust portion of this reportable segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to Note 10. Related Party Transactions for additional information regarding these agreements. The Diversified Reinsurance portion of this reportable segment consists of a run-off portfolio of predominantly third-party property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, including business produced by Maiden LF and Maiden GF along with transactions entered into by GLS as described in Note 1. Basis of Presentation under Legacy Reinsurance Operations.
The Company evaluates segment performance based on segment profit separately from results of our investment portfolio. Underwriting and fee income or loss is calculated as net premiums earned plus fee revenue less net loss and loss adjustment expenses ("LAE"), commission and other acquisition expenses. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied; however, general corporate expenses are not allocated to the reportable segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, net loan receivable from related party, intangible assets, certain other assets and restricted cash and investments. All remaining assets are allocated to Corporate.
Kestrel’s chief operating decision maker ("CODM") is the Company's Chief Executive Officer, for both the Program Services segment and the Legacy Reinsurance segment. The significant segment expenses as reported in the computation of underwriting results in the tables below are used by the Company's CODM in assessing segment performance on a quarterly basis and supports their decision on how to allocate resources within the Company, primarily with regard to the Company's Program Services segment, which is the Company's active and most strategically important operating segment.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the results of our reportable segments and the reconciliation of our reportable segments' results to the condensed consolidated net loss from continuing operations for the three months ended March 31, 2026 and 2025, respectively:

For the Three Months Ended March 31, 2026	Legacy Reinsurance	Program Services	Total
Gross premiums written	$2,655	$—	$2,655
Net premiums written	$2,654	$—	$2,654
Net premiums earned	$3,157	$—	$3,157
Fee revenue	—	3,120	3,120
Net loss and LAE	(2,255)	—	(2,255)
Commission and other acquisition expenses	(1,473)	—	(1,473)
General and administrative expenses	(2,713)	(1,512)	(4,225)
Underwriting loss and fee income	$(3,284)	$1,608	$(1,676)
Reconciliation to net loss from continuing operations
Net investment income and net realized and unrealized investment gains			3,916
Interest and amortization expenses			(3,896)
Foreign exchange and other gains, net			2,228
Other general and administrative expenses			(7,518)
Income tax expense			(6)
Interest in loss of equity method investments			(1)
Net loss from continuing operations			$(6,953)

For the Three Months Ended March 31, 2025	Legacy Reinsurance	Program Services	Total
Fee revenue	$—	$807	$807
General and administrative expenses	—	(572)	(572)
Fee income	$—	$235	$235
Reconciliation to net loss from continuing operations
Net investment income			34
Other general and administrative expenses			(571)
Income tax expense			(92)
Net loss from continuing operations			$(394)

For the Three Months Ended March 31, 2026	Legacy Reinsurance(1)	Program Services	Total

For the Three Months Ended March 31, 2025	Legacy Reinsurance	Program Services	Total

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's condensed consolidated total assets at March 31, 2026 and December 31, 2025:

March 31, 2026	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$297	$—	$297
Reinsurance recoverable on unpaid losses	436,381	—	436,381
Net loan receivable from related party	78,606	—	78,606
Intangible assets	8,509	—	8,509
Cash and cash equivalents and investments(1)	159,503	2,588	162,091
Funds withheld receivable	7,448	—	7,448
Other assets(2)	603	3,135	3,738
Total assets - reportable segments	691,347	5,723	697,070
Corporate assets	—	—	258,227
Assets held for sale	—	—	8,930
Total Assets	$691,347	$5,723	$964,227

December 31, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$724	$—	$724
Reinsurance recoverable on unpaid losses	461,197	—	461,197
Loan to related party	86,883	—	86,883
Intangible assets, net	9,347	—	9,347
Cash and cash equivalents and investments(1)	163,767	3,165	166,932
Funds withheld receivable	10,956	—	10,956
Other assets(2)	227	2,477	2,704
Total assets - reportable segments	733,101	5,642	738,743
Corporate assets	—	—	261,406
Assets held for sale	$—	—	9,806
Total Assets	$733,101	$5,642	$1,009,955
1.Cash & investments for the Legacy Reinsurance segment are restricted as discussed in Note 4(e). The Company is required to provide collateral for its reinsurance liabilities under various legacy reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities.
2.Other assets for the Program Services segment is entirely comprised of Program fee receivables related to written premiums that are still unpaid at the reporting date. Unpaid amounts are generally paid with 30-60 days after inception of the policy unless the program allows for premiums to be paid on installments. Other assets also includes estimated amounts due from Programs when there is a contractual lag in reporting from the balance sheet date.
The financial information relating to net premiums written by major line of business within the Legacy Reinsurance segment for the three months ended March 31, 2026 are detailed below:

For the Three Months Ended March 31,	2026
Net premiums written	Total
Diversified Legacy Reinsurance	$775
AmTrust Legacy Reinsurance	1,879
Legacy Reinsurance Segment	$2,654

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The financial information for net premiums earned by major line of business within the Legacy Reinsurance segment for the three months ended March 31, 2026 are detailed below:

For the Three Months Ended March 31,	2026
Net premiums earned	Total
Diversified Legacy Reinsurance	$867
AmTrust Legacy Reinsurance	2,290
Legacy Reinsurance Segment	$3,157

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed maturity investments at March 31, 2026 and December 31, 2025 are as follows:

March 31, 2026	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. agency bonds – mortgage-backed	$20,400	$549	$(2)	$20,947
Non-U.S. government bonds	62,685	—	(377)	62,308
Collateralized loan obligations	28,479	13	(13)	28,479
Corporate bonds	6,734	—	(92)	6,642
Total AFS fixed maturity investments	$118,298	$562	$(484)	$118,376

December 31, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$43,662	$11	$—	$43,673
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618
Non-U.S. government bonds	29,297	—	(154)	29,143
Collateralized loan obligations	62,593	52	(21)	62,624
Corporate bonds	7,977	2	(2)	7,977
Total AFS fixed maturity investments	$164,352	$860	$(177)	$165,035
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $644 at March 31, 2026 (December 31, 2025: $738). The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable for the three months ended March 31, 2026.
The contractual maturities of our fixed maturities at March 31, 2026 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2026	Amortized cost	Fair value
Due in one year or less	$31,322	$31,228
Due after one year through five years	37,594	37,231
Due after five years through ten years	503	491
	69,419	68,950
U.S. agency bonds – mortgage-backed	20,400	20,947
Collateralized loan obligations	28,479	28,479
Total AFS fixed maturity investments	$118,298	$118,376

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$580	$(2)	$—	$—	$580	$(2)
Non-U.S. government bonds	62,307	(377)	—	—	62,307	(377)
Collateralized loan obligations	21,227	(13)	—	—	21,227	(13)
Corporate bonds	6,642	(92)	—	—	6,642	(92)
Total temporarily impaired AFS fixed maturity investments	$90,756	$(484)	$—	$—	$90,756	$(484)
At March 31, 2026, there were 26 securities in an unrealized loss position with a fair value of $90,756 and unrealized losses of $484, all of which have been in an unrealized loss position for less than twelve months.

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Non-U.S. government bonds	$29,142	$(154)	$—	$—	$29,142	$(154)
Collateralized loan obligations	36,370	(21)	—	—	36,370	(21)
Corporate bonds	7,466	(2)	—	—	7,466	(2)
Total temporarily impaired AFS fixed maturity investments	$72,978	$(177)	$—	$—	$72,978	$(177)
At December 31, 2025, there were 18 securities in an unrealized loss position with a fair value of $72,978 and unrealized losses of $177, all of which have been in an unrealized loss position for less than twelve months.
Allowance for Expected Credit Losses & Non-Credit Related Impairment Costs
The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in other comprehensive income ("OCI").
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
Based on the Company's analysis at March 31, 2026, net unrealized gains on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At March 31, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, no allowance was recorded for expected credit losses on AFS securities for the three months ended March 31, 2026.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize the credit ratings of our fixed maturities as at March 31, 2026 and December 31, 2025:

March 31, 2026	Amortized cost	Fair value	% of Total fair value
U.S. agency bonds – mortgage-backed	$20,400	$20,947	17.7%
AAA	42,602	42,550	35.9%
AA+, AA, AA-	18,832	18,756	15.8%
A+, A, A-	35,961	35,632	30.1%
BBB+, BBB, BBB-	503	491	0.5%
Total fixed maturities (1)	$118,298	$118,376	100.0%

December 31, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$43,662	$43,673	26.5%
U.S. agency bonds – mortgage-backed	20,823	21,618	13.1%
AAA	64,404	64,436	39.0%
AA+, AA, AA-	13,305	13,288	8.1%
A+, A, A-	21,649	21,509	13.0%
BBB+, BBB, BBB-	509	511	0.3%
Total fixed maturities(1)	$164,352	$165,035	100.0%
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
The collateralized investments in direct lending entities of $52,687 at March 31, 2026 (December 31, 2025: $53,275) are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of March 31, 2026 and December 31, 2025. Please see Note 5(d). Fair Value Measurements for additional information regarding this investment.
Other investments
The table shows the composition of the Company's other investments at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair value	% of Total	Fair Value	% of Total
Private equity funds(1)	$32,905	18.7%	$31,732	18.3%
Privately held equity investments(1)	9,518	5.4%	9,248	5.4%
Private credit investments(1)	308	0.2%	192	0.1%
Equity method investments with fair value option elected	80,252	45.7%	78,911	45.5%
Investments in direct lending entities	52,687	30.0%	53,275	30.7%
Total other investments at fair value	$175,670	100.0%	$173,358	100.0%
(1) Private equity funds, private credit investments, and one privately held equity investment are measured at fair value using the NAV practical expedient. Please see Note 5. Fair Value Measurements for further details.

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
The following table provides the cost and fair values of the equity securities held at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$5,135	$4,838	$5,135	$4,838
Privately held preferred stocks	6,010	6,910	6,010	6,910
Total equity securities	$11,145	$11,748	$11,145	$11,748
All privately held securities held at March 31, 2026 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

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

The table below shows the total value of the Company's equity method investments as of March 31, 2026 and December 31, 2025 including those classified as other investments under the fair value option:

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments at equity method	$33,543	29.5%	$33,532	29.8%
Real estate investments at fair value option elected	51,000	44.8%	51,000	45.4%
Other equity method investments at fair value option elected	29,252	25.7%	27,911	24.8%
Total equity method investments with fair value option	80,252	70.5%	78,911	70.2%
Total equity method investments	$113,795	100.0%	$112,443	100.0%

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of March 31, 2026, the summarized financial data of each equity method investment at December 31, 2025 and the Company's realized and unrealized gains (losses) or interest in income (loss) of equity method investments on these investments for the three months ended March 31, 2026:

	March 31, 2026		For the Year Ended December 31, 2025		For the Three Months Ended March 31, 2026
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Realized and unrealized gains (losses)(2)(3)
Silverstone Venture 1	$1,930	90.0%	$3,933	$1,484	$(537)
Silverstone Venture 2	4,929	86.8%	311	272	371
Silverstone Venture 3	22,393	70.2%	85	60	1,808
Extell Hudson Waterfront Holdings	51,000	25.0%	2,707	277	—
Seiden LP & Seiden MGMT LP(3)	33,543	99.9%	642	(68)	(1)
Total equity method investments	$113,795				$1,641
1.The Company included summarized financial data of its equity method investees as reported at December 31, 2025 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-Q for the three months ended March 31, 2026.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value.
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at March 31, 2026. The interest in loss of equity method investments has been recorded on its own line item on the statements of operations instead of through realized and unrealized gains (losses).

c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fixed maturities	$857	$—
Income on funds withheld	28	—
Interest income from net loan receivable from AmTrust	1,137	—
Other investments	161	—
Cash and cash equivalents	446	34
	2,629	34
Investment expenses	(52)	—
Net investment income	$2,577	$34
d)Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the specific identification method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026	Gross gains	Gross losses	Net
Fixed maturities	$70	$(18)	$52
Other investments	3,659	(2,372)	1,287
Net realized and unrealized investment gains (losses)	$3,729	$(2,390)	$1,339

For the Three Months Ended March 31,	2026

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Proceeds from sales of AFS fixed maturity investments were $38,117 for the three months ended March 31, 2026. Net unrealized gains included in accumulated other comprehensive income ("AOCI") at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Net unrealized gains on fixed maturity investments	$78	$683
Net unrealized losses on held for sale AFS investments	(19)	(4)
Net unrealized gains, net of deferred income tax	$59	$679
Change, net of deferred income tax	$(620)	$679
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Restricted cash – third party agreements	$44,863	$7,767
Restricted cash – related party agreements	2,296	1,379
Total restricted cash	47,159	9,146
Restricted investments – in trust for third party agreements at fair value (amortized cost 2026: $12,095; 2025: $51,927)	12,368	52,350
Restricted investments – in trust for related party agreements at fair value (amortized cost 2026: $100,300; 2025: $102,313)	99,976	102,368
Total restricted investments	112,344	154,718
Total restricted cash and investments	$159,503	$163,864

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
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about assumptions that market participants would use developed on the basis of the best information available in the particular circumstances. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2026.
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
Contingent Receivables - The Company holds a contingent receivable related to a prior private equity investment in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company uses unobservable inputs to estimate the net present value of these potential distributions and the expected proceeds are classified as a receivable and reported in Other Assets on the Consolidated Balance Sheet. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in income through foreign exchange and other gains (losses) on the condensed consolidated statement of operations.
Derivative Instruments: The Company has a reinsurance contract that is accounted for as a derivative. This reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers this contract to be part of its underwriting operations. This derivative was initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of this derivative was determined using internally developed discounted cash flow models using appropriate discount rates.

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
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions. At March 31, 2026 and December 31, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. agency bonds – mortgage-backed	$—	$20,947	$—	$—	$20,947
Non-U.S. government bonds	—	62,308	—	—	62,308
Collateralized loan obligations	—	28,479	—	—	28,479
Corporate bonds	—	6,642	—	—	6,642
Equity securities	—	4,838	6,910	—	11,748
Contingent Receivable	—	—	10,159	—	10,159
Other investments	—	—	135,771	39,899	175,670
Total investments	$—	$123,214	$152,840	$39,899	$315,953
As a percentage of total assets	—%	12.8%	15.9%	4.1%	32.8%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$43,673	$—	$—	$—	$43,673
U.S. agency bonds – mortgage-backed	—	21,618	—	—	21,618
Non-U.S. government bonds	—	29,143	—	—	29,143
Collateralized loan obligations	—	62,624	—	—	62,624
Corporate bonds	—	7,977	—	—	7,977
Equity securities	—	4,838	6,910	—	11,748
Contingent Receivable	—	—	9,955	—	9,955
Other investments	—	—	135,018	38,340	173,358
Total investments	$43,673	$126,200	$151,883	$38,340	$360,096
As a percentage of total assets	4.3%	12.5%	15.0%	3.8%	35.6%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at March 31, 2026 and December 31, 2025, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2026 and December 31, 2025, no securities in our fixed maturity investment portfolio were priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service. At March 31, 2026 and December 31, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three months ended March 31, 2026.
(c) Level 3 Financial Instruments
At March 31, 2026, the Company holds Level 3 financial instruments including investments of $152,840 (December 31, 2025: $151,883), a contingent investment receivable of $10,159 (December 31, 2025: $9,955) included in other assets, and an underwriting-related derivative liability of $3,984 (December 31, 2025: $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
The Level 3 investments include collateralized investments in direct lending entities of $52,687 at March 31, 2026 (December 31, 2025: $53,275) which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid and require long-term capital commitments, and so significant judgment was used in its valuation using discounted cash flows. However, collateral is held in excess of the fair value of this investment. Due to significant unobservable inputs required in its valuation, investments in direct lending entities are classified as Level 3 in the fair value hierarchy.
The fair values for privately held equity investments of $9,742 at March 31, 2026 (December 31, 2025: $9,742) are estimated using quarterly unaudited capital and financial statements provided by the investee, option pricing models or market comparable transactions where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 in the fair value hierarchy.
The Company elected the fair value option for certain of its equity method investments at the acquisition date. The fair values of $80,252 at March 31, 2026 (December 31, 2025: $78,911) are presented in other investments and estimated using quarterly unaudited capital and financial statements provided by the investee, discounted cash flows and option pricing models, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in valuations, the Company classifies the fair values as Level 3 in the fair value hierarchy.
The Company holds a contingent receivable related to a prior private equity investment in the insurance distribution industry where the Company will receive a series of distributions under terms of the asset purchase agreement. The net present value of these potential distributions is $10,159 at March 31, 2026 (December 31, 2025: $9,955) which was reported in Other Assets on the Condensed Consolidated Balance Sheets. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value using discounted cash flows at each reporting period with any changes in fair value reported immediately in net income. Due to significant unobservable inputs in its valuation, the Company classifies the fair values as Level 3 in the fair value hierarchy.
The fair value of underwriting-related derivative instruments of $3,984 at March 31, 2026 and December 31, 2025 was determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 in the fair value hierarchy.
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2026. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

For the Three Months Ended March 31,	2026
Balance - beginning of period	$151,883
Purchases	1,026
Sales	(1,218)
Net realized and unrealized gains during the period	1,149
Total Level 3 investments - end of period	$152,840

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2026:

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Valuation Inputs	Range of Unobservable Inputs (Low/High/Weighted Average)			Impact of Increases in Inputs
Private equity investments - preferred shares	$4,578	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	5.0%	(0.3)%	Higher fair value
Private equity investments - preferred shares	2,332		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	3.0 years	3.0 years	3.0 years	Lower fair value
			Equity Volatility	40.0%	65.0%	56.6%	Lower fair value
Private equity investments - preferred shares	1,559	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	7.5%	1.7%	Higher fair value
Private equity investments - preferred shares	1,273		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	2.5 years	3.0 years	2.7 years	Lower fair value
			Equity Volatility	65.0%	92.5%	80.1%	Lower fair value
Investment in direct lending entities	52,687	Discounted cash flows	Discount rate	22.0%	22.0%	22.0%	Lower fair value
	—	Discounted cash flows	Discount Rate	10.0%	25.0%	18.0%	Lower fair value
Silverstone Ventures	29,252		Term to Exit	3.0 years	9.0 years	3.6 years	Lower fair value
Extell Hudson Waterfront Holdings		Discounted cash flows & option pricing models	Discount Rate	6.8%	6.8%	6.8%	Lower fair value
			Exit Cap Rate	5.5%	5.5%	5.5%	Lower fair value
	51,000		Equity Volatility	37.4%	37.4%	37.4%	Lower fair value
			Term to Exit	5.7 years	5.7 years	5.7 years	Lower fair value
			Discount for Lack of Marketability - OPM	15.0%	18.0%	16.5%	Lower fair value
			Discount for Lack of Marketability	10.0%	10.0%	10.0%	Lower fair value
Total Level 3 Investments	$142,681
Contingent Receivable	$10,159	Discounted cash flows & Option pricing models	EBITDA & Commission Discount Rate	9.2%	9.2%	9.2%	Lower fair value
			EBITDA & Commission Equity Volatility Rate	25.0%	25.0%	25.0%	Lower fair value

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.5%	5.5%	5.5%	Lower fair value

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
At March 31, 2026, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At March 31, 2026, the carrying value of the net loan receivable from related party approximates fair value. The fair value of the net loan receivable is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
The fair values of the Company's outstanding Senior Notes (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy. The following table presents the respective principal amount and fair values for the Senior Notes as at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$46,772	$110,000	$57,200
Senior Notes - MHNC – 7.75%	152,361	73,072	152,361	96,292
Total Senior Notes	$262,361	$119,844	$262,361	$153,492

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
The Company’s authorized share capital after the Combination consists of 42,500,000 common shares. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the three months ended March 31, 2026, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At March 31, 2026, the aggregate authorized share capital of the Company is 42,500,000 shares of which 10,108,600 common shares were issued. This includes 7,824,030 common shares outstanding, and 2,284,570 treasury shares as discussed further below. The remaining 32,391,400 shares are undesignated at March 31, 2026 which include 655,643 common shares that will be issued and outstanding upon vesting of restricted shares.
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
During the three months ended March 31, 2026, there were 648,569 restricted share awards granted to employees under the Kestrel Group Plan.
c)Treasury Shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, the Company repurchased 47,036 common shares at an average price of $10.32 per share from employees, which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares. There were no share repurchases from employees during the same period in 2025.
The table below includes the total number of treasury shares outstanding at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of common shares held by Maiden Reinsurance treated as treasury shares	2,237,534	2,237,534
Number of treasury shares due to common share repurchases by Kestrel Group	47,036	—
Total number of treasury shares at the end of the reporting period	2,284,570	$2,237,534
d)Accumulated Other Comprehensive Income ("AOCI")
The following table sets forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2026	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$679	$237	$916
Other comprehensive (loss) income before reclassifications	(612)	241	(371)
Amounts reclassified from AOCI to net loss, net of tax	(8)	—	(8)
Net current period other comprehensive (loss) income	(620)	241	(379)
Ending balance	$59	$478	$537

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At March 31, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The following tables detail the issuances of Senior Notes outstanding at March 31, 2026 and December 31, 2025:

March 31, 2026	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,496	44,143	87,639
Carrying value	$66,504	$108,218	$174,722

December 31, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	43,627	44,332	87,959
Carrying value	$66,373	$108,029	$174,402

Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.77%	11.63%
Total interest and amortization expense incurred on the Senior Notes for the three months ended March 31, 2026 was $5,096; of which $1,342 was accrued as interest payable at March 31, 2026 and December 31, 2025, respectively. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $320 for the three months ended March 31, 2026.
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
Under the terms of the 2016 Senior Notes, the 2016 Senior Notes can be redeemed, in whole or in part, at Maiden's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden is required to give at least thirty days and not more than sixty days notice prior to the redemption date.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2026 was as follows:

For the Three Months Ended March 31,	2026
Premiums written
Direct	$778
Assumed	1,877
Ceded	(1)
Net	$2,654
Premiums earned
Direct	$878
Assumed	2,289
Ceded	(10)
Net	$3,157
Loss and LAE
Gross loss and LAE	$2,195
Loss and LAE ceded	60
Net	$2,255
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2026 was $436,381 (December 31, 2025: $461,197) presented in the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company's total allowance for expected credit losses on its reinsurance recoverable balance was $1,930 (December 31, 2025: $1,740).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$1,740
Increase in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	190
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,930
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $32,181 at March 31, 2026 (December 31, 2025: $32,791). The recoverable due from Cavello is net of an allowance for expected credit losses of $700 as at March 31, 2026 (December 31, 2025: $689).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of March 31, 2026, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $403,037 (December 31, 2025: $427,013) which was net of an allowance for expected credit losses of $1,227 as at March 31, 2026 (December 31, 2025: $1,048).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of March 31, 2026, the amount of collateral required was $362,501 (December 31, 2025: $362,501). Under the terms of the LPT/ADC Agreement, covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at March 31, 2026. On February 13, 2026, S&P Global Ratings affirmed the BBB+ issuer credit rating on Enstar, and affirmed the A issuer credit and financial strength ratings on its operating subsidiary, Cavello.
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

	March 31, 2026	December 31, 2025
Reserve for reported loss and LAE	$279,203	$312,567
Reserve for losses incurred but not reported ("IBNR")	314,147	324,602
Reserve for loss and LAE	$593,350	$637,169
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2026
Gross loss and LAE reserves, January 1	$637,169
Less: reinsurance recoverable on unpaid losses, January 1	461,197
Net loss and LAE reserves, January 1	175,972
Net incurred losses related to:
Current year	1,978
Prior years	277
2,255
Net paid losses related to:
Current year	(64)
Prior years	(16,631)
(16,695)
Effect of foreign exchange rate movements	(4,563)
Net loss and LAE reserves, March 31	156,969
Reinsurance recoverable on unpaid losses, March 31	436,381
Gross loss and LAE reserves, March 31	$593,350
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
With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s lines of business have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each line of business.
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
Prior period loss development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable PPD reflects changes in management's best estimate of ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes total PPD for our Legacy Reinsurance segment for the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Prior Year Loss Development (favorable) adverse
Diversified Reinsurance legacy business	$(274)
AmTrust Reinsurance legacy business	551
Total PPD for Legacy Reinsurance Segment	$277
Legacy Reinsurance Segment: Diversified Business
In the Diversified Reinsurance legacy operations, favorable PPD was $274 for the three months ended March 31, 2026 primarily driven by favorable development in international run-off business.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$370
LPT/ADC Agreement	179
European Hospital Liability Quota Share	2
Total AmTrust Reinsurance PPD	$551
In the AmTrust Legacy Reinsurance operations, adverse PPD was $551 for the three months ended March 31, 2026. Total PPD was due to adjustment for greater than expected amount of earned exposure in 2025 that was reported in the three months ended March 31, 2026 on Specialty Risk and Extended Warranty business in the AmTrust Quota Share, and a modest reduction in recoveries anticipated under the LPT/ADC Agreement.

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
The Kestrel equityholders at the closing date of the Combination received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 18.0% of the Company's issued Common Shares at March 31, 2026, and 776,040 Common Shares issued to AmTrust, constituting 7.7% of the Company's issued Common Shares at March 31, 2026.
Barry Zyskind is the beneficial owner of 318,714 Common Shares, constituting 4.1% of the Common Shares outstanding. George Karfunkel is the beneficial owner of 80,000 Common Shares, constituting 1.0% of the Common Shares outstanding. Leah Karfunkel is the beneficial owner of 339,630 Common Shares, constituting 4.3% of the Common Shares outstanding.
By reason of his position as the chairman and chief executive officer of AmTrust and his equity interest in AmTrust, Barry Zyskind may be deemed to beneficially own the Common Shares owned by AmTrust. By reason of their membership on the board of directors of AmTrust and their equity interests in AmTrust, each of George Karfunkel and Leah Karfunkel may be also be deemed to beneficially own the Common Shares owned by AmTrust. Therefore, including the 776,040 Common Shares of owned by AmTrust, Barry Zyskind beneficially owns 1,094,754 Common Shares, constituting 14.0% of the Common Shares outstanding; George Karfunkel beneficially owns 856,040 Common Shares, constituting 10.9% of the Common Shares outstanding; and Leah Karfunkel beneficially owns 1,115,670 Common Shares, constituting 14.3% of the Common Shares outstanding. Each of Barry Zyskind, George Karfunkel and Leah Karfunkel disclaim beneficial ownership of the Common Shares owned by AmTrust to the extent permitted by law.
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
At March 31, 2026, the shares previously owned by KILH are now held indirectly by Terry Ledbetter and Luke Ledbetter. Terry Lee Ledbetter beneficially owns 1,038,921 common shares (133,039 common shares held directly and 905,882 common shares held indirectly by Terry Lee Ledbetter together with Reta Laurie Ledbetter, through his or her role as co-trustee of Terry Lee Ledbetter and Reta Laurie Ledbetter 2000 Revocable Trust). Luke Ledbetter beneficially owns 1,038,921 common shares (133,039 common shares held directly and 905,882 common shares held indirectly through his role as trustee of each of the Bradford Luke Ledbetter 2006 Grantor Trust No. 2 and the Shari Ann Ledbetter Irrevocable 2019 Trust). Together, these trusts hold approximately 20.6% of total issued Kestrel Group common shares and through KILH hold the right to nominate (a) two non-independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel LLC with the option for Kestrel LLC to purchase certain insurance carriers owned by AmTrust North America Inc. Kestrel LLC also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. The Company incurred costs related to this agreement of $137 during the three months ended March 31, 2026 compared to $148 for the same respective period in 2025. These amounts are presented in general and administrative expenses in the condensed consolidated statement of operations and include professional services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Kestrel LLC also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination, Kestrel has the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the three months ended March 31, 2026 and 2025 were based on the net premiums associated with this agreement.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Gross and net premiums written	$1,879
Net premiums earned	2,290
Net loss and LAE	(2,378)
Commission and other acquisition expenses	(746)
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
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share is tied to a contractually agreed percentage and was reduced from a level of 107.5% to 105% during the third quarter of 2025 when its obligations declined below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 was effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement approved by the Vermont DFR on February 7, 2025.

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
On December 31, 2025, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Condensed Consolidated Balance Sheets at March 31, 2026. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
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
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $78,606 at March 31, 2026 (December 31, 2025: $86,883). There was no allowance for expected credit losses recognized on the loan receivable at March 31, 2026 and December 31, 2025. Net interest income on the net loan receivable was $1,137 for the three months ended March 31, 2026, with an effective yield of 5.5%.
•The Company separately presents accrued interest on its net loan receivable on the Condensed Consolidated Balance Sheet under accrued investment income. The accrued interest receivable on the net loan receivable was $1,137 at March 31, 2026 (December 31, 2025: $1,310). The Company elected the practical expedient under Topic 326 to exclude accrued interest for purposes of identifying and measuring any impairments under the allowance for expected credit losses standard.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2026 was $95,606 (December 31, 2025: $97,876) and the accrued interest was $572 (December 31, 2025: $668).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, Maiden entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $36 of investment management fees for the three months ended March 31, 2026 under this agreement.
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
Renewal Rights Transaction - IIS Business
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust, to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust, to cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland.
Under these agreements, the AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, offered renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, were cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. At March 31, 2026, Maiden LF and Maiden GF had substantially completed all the main contractual obligations as per the respective agreements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025. The following describes the Company's current commitments, contingencies and concentrations as of March 31, 2026:
a)Concentrations of Credit Risk
At March 31, 2026, the Company’s assets where significant concentrations of credit risk may exist include total investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the three months ended March 31, 2026 and 2025, this revenue stream is highly concentrated due to capacity distribution agreements with an individual customer. For the three months ended March 31, 2026, fee revenue from this client accounted for $2,418 or 77.5% of total fee revenue earned (2025: $352 or 43.6%).
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2026.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2026 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The total unfunded commitments on other investments and equity method investments was $23,061 at March 31, 2026 (December 31, 2025: $24,840). The table below shows total unfunded commitments by type of investment as at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Total unfunded commitments on other investments	$9,859	42.8%	$11,164	44.9%
Total unfunded commitments on equity method investments	13,202	57.2%	13,676	55.1%
Total unfunded commitments on alternative investments	$23,061	100.0%	$24,840	100.0%
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
As discussed above, at March 31, 2026, guarantees of $72,175 (December 31, 2025: $73,170) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On March 31, 2026 and December 31, 2025, the fair value of this contingent consideration was $0 as business subject to the earn out consideration computation was re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through March 31, 2026.
At March 31, 2026, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $10,159 which is classified as receivable and reported in Other Assets on the Condensed Consolidated Balance Sheets at March 31, 2026 (December 31, 2025: $9,955). Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with gains of $203 for the three months ended March 31, 2026 reported immediately in net loss through foreign exchange and other gains.
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
Kestrel leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in December 2027. The Austin office is the Company's principal executive office since February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement. The Company also leases office space in a building in New York City which Maiden has leased since April 2024; this created a right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises a majority of the lease liabilty and right-of-use asset recognized on the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 7.2%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At March 31, 2026, the Company's future lease obligations of $2,000 (December 31, 2025: $2,054) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with the right-of-use asset presented as part of other assets. At March 31, 2026, the Company's right-of-use lease asset was $1,972 (December 31, 2025: $2,029). The Company's weighted-average remaining lease term is approximately 8.0 years at March 31, 2026.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Operations. The Company's total office lease expense was $111 for three months ended March 31, 2026 (2025: $49) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840. At March 31, 2026, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2026
2026	$273
2027	366
2028	277
2029	284
2030	305
Thereafter	1,144
Discount for present value	(649)
Total discounted operating lease liabilities	$2,000
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
A putative class action complaint was filed against Maiden Holdings, Ltd., Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden's representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden's common stock, and that when the truth about the misrepresentations was revealed, Maiden's stock price fell, causing plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all defendants. On August 6, 2021, the Court issued an order denying, in part, defendants’ motion to dismiss, ordering plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis.
On February 7, 2023, the District Court denied plaintiffs’ motion for reconsideration of the District Court’s decision denying plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, Maiden filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding Maiden's loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit.
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
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years before the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint in its entirety. On August 6, 2025, plaintiffs filed a notice of appeal, triggering a six month deadline to perfect their appeal in the First Judicial Department of the New York Appellate Division. Plaintiffs subsequently requested extensions to perfect their appeal, which the court granted, setting a deadline of April 8, 2026. Plaintiffs filed their brief on the April 8, 2026 deadline and Maiden intends to file a brief in opposition.
In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. On October 6, 2025, Maiden filed a motion to dismiss, and the Court held oral argument on the fully-briefed motion. On April 20, 2026, the Court issued an order denying the motion to dismiss and directing the defendants to submit an answer to the complaint by May 18, 2026. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
GLS is asserting that the cedant has committed multiple breaches of the reinsurance agreement, along with other material misrepresentations. Based on these assertions, GLS is seeking full rescission of the reinsurance agreement and related relief, including the ability to recoup losses previously paid, and has denied payment of certain invoices for contractual performance pending the outcome of this arbitration. GLS previously paid net losses of $10,805 related to the RPP coverage. GLS has not paid any losses subject to the ADC coverage of the reinsurance agreement in question. As of March 31, 2026, GLS has liabilities of $3,984 subject to the RPP coverage and $7,500 in reserves for the ADC coverage. GLS received premiums totaling $9,734 and $9,800 for the RPP and ADC coverages, respectively.
GLS is vigorously pursuing its claims for rescission and recovery of amounts previously paid. The matter is currently proceeding in arbitration, and an arbitration hearing has now been completed with a decision likely in the second quarter of 2026. The cedant disputes GLS assertions, denying that it breached the agreement, and seeks to continue the contract in full force.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net loss from continuing operations	$(6,953)	$(394)
Amount allocated to participating common shareholders(1)	—	—
Net loss available to Kestrel common shareholders before discontinued operations	(6,953)	(394)
Loss from discontinued operations, net of income tax	(478)	—
Net loss attributable to Kestrel common shareholders	$(7,431)	$(394)

Denominator:
Weighted average number of common shares – basic and diluted(1)	7,752,415	2,749,996

Basic and diluted loss from continuing operations per share attributable to Kestrel shareholders	$(0.90)	$(0.14)
Basic and diluted loss from discontinued operations per share attributable to Kestrel shareholders	(0.06)	—
Basic and diluted loss per share attributable to Kestrel shareholders:	$(0.96)	$(0.14)
(1)At March 31, 2025, there were 655,643 unvested restricted shares and 4,275 stock options that may be potentially dilutive in periods where income is reported. These securities were not included in the loss per share calculations for the three months ended March 31, 2026.
(2)For the three months ended March 31, 2025, the number of common shares outstanding decreased as a result of the reverse stock split, therefore the computations of basic and diluted EPS was adjusted retroactively for all periods presented to reflect that change in capital structure. As discussed in Note 1. Organization, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. The equityholders of Kestrel LLC at the closing date received 2,749,996 common shares of the Kestrel Group.

13. Income Taxes
The Company recognized income tax expense of $6 for the three months ended March 31, 2026 compared to income tax expense of $92 for the same period in 2025. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S.
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
At March 31, 2026, the Company has available net operating loss ("NOL") carry-forwards of $476,297 (December 31, 2025: $473,094) for income tax purposes. Approximately $387,594 (December 31, 2025: $388,724) of NOL carryforwards expire in various years beginning in 2029. As of March 31, 2026, approximately $88,703 or 18.6% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2025: $84,370 or 17.8%).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Assets Held for Sale
Pending Sale of Maiden GF
As discussed in Note 1. Basis of Presentation, on November 29, 2024, Maiden entered into an agreement to sell its Swedish subsidiary Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF was one of the principal operating subsidiaries of the Company’s IIS platform. Maiden has entered into an amended sale agreement for the acquisition of only Maiden GF at the previously agreed valuation. The proposed acquirer believes it will satisfactorily address deficiencies identified by the SFSA in its June 2025 decision. This amended transaction remains subject to customary regulatory approval. The sale will be an all-cash transaction and pursuant to the proposed terms of the agreement, certain existing staff of Maiden GF will transition to the proposed acquirer. Maiden GF is not writing any new business and its non-insurance related assets and liabilities are represented as held-for-sale in our Condensed Consolidated Balance Sheets.
Pursuant to the terms of the proposed sale agreement, it is presently intended that any remaining historic business upon closing will be fully retroceded to Maiden Reinsurance thus there will be continuing involvement regarding the historical insurance operations. This transaction therefore met the relevant held for sale criteria at March 31, 2026 and accordingly, any non-insurance related assets and liabilities related to the sale consideration are classified as held-for-sale in the Condensed Consolidated Balance Sheets as at March 31, 2026 and December 31, 2025 The held-for-sale assets and liabilities and discontinued operations in the tables further below do not include any insurance related balances for Maiden GF.
Under the accounting guidance in ASC Topic 205, a business that, upon acquisition, meets the held-for-sale criteria is not analyzed under the strategic shift test. Instead, it is reported in discontinued operations automatically based on its held-for-sale classification. The strategic shift test did not apply because the acquired businesses were not previously part of Kestrel Group who represents the acquiring entity and therefore Maiden GF operations are classified as held-for-sale on the acquisition date. As the condensed consolidated statement of operations included the operations of Maiden GF, adjustments to exclude the discontinued non-insurance activities of Maiden GF were made for the three months ended March 31, 2026. All underwriting related balances are excluded from held-for-sale assets and liabilities which consist of net insurance liabilities of $1,471 as at March 31, 2026 (December 31, 2025: $1,736).
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of March 31, 2026. The assets and liabilities classified as held for sale on the Company's Condensed Consolidated Balance Sheets as at March 31, 2026 and December 31, 2025 include the following:

	March 31, 2026	December 31, 2025
ASSETS
Fixed maturities, available-for-sale, at fair value	$4,537	$4,630
Cash and cash equivalents	3,810	4,564
Accrued investment income	53	60
Other assets	530	552
Total assets held for sale	$8,930	$9,806
LIABILITIES
Accrued expenses and other liabilities	$401	$662
Total liabilities held for sale	$401	$662
The following table summarizes the major classes of items constituting the net loss of Maiden GF from discontinued operations for the three months ended March 31, 2026 presented in the Condensed Consolidated Statements of Operations:

For the Three Months Ended March 31,	2026
Net investment income	$31
General and administrative expenses	(501)
Foreign exchange and other losses	(8)
Net loss from discontinued operations	$(478)
As discussed in Note 1. Basis of Presentation, in the wake of the June 2025 decision of the SFSA, management has further evaluated strategic alternatives for Maiden LF and on April 7, 2026, the Company decided to proceed with the managed run-off of Maiden LF. The held-for-sale assets and liabilities of Maiden LF at December 31, 2025 were reclassified as held and used in light of the recent decision to place Maiden LF into run off operations. The net loss from discontinued operations for the three months ended March 31, 2026 would have been $437 had Maiden LF remained held-for-sale.

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
Purchase Price and Purchase Price Allocation
Management performed a fair valuation of Maiden and its subsidiaries' assets and liabilities as of May 27, 2025. The fair values of the assets and liabilities acquired were based on discussions with Maiden’s management, valuation studies, the transaction due diligence, and information presented in Maiden’s SEC filings. The final purchase price and purchase price allocation herein may be different than the information previously filed with the SEC, and such differences could be material.
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

At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $183,843 which exceeded the consideration effectively transferred of $115,537, resulting in a bargain purchase gain of $68,306 as shown in the table on the next page. This gain was recognized immediately in the Consolidated Statement of Operations for Kestrel in the year ended December 31, 2025.
As discussed in Note 11. Commitments, Contingencies and Guarantees, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45,000 divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the combination agreement and (y) 2,750,000 common shares of Kestrel Group. On March 31, 2026, the fair value of this contingent consideration was $0 as business subject to the earn out consideration computation continues to be re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through March 31, 2026.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
15. Business Combination (continued)
Final Purchase Price Allocation
The following table summarizes final allocation of the purchase price to the assets acquired and liabilities assumed as of May 27, 2025:

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
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets. At the closing date of May 27, 2025, the intangible assets acquired also consist of the value of business acquired ("VOBA"). The following table presents the weighted average amortization period and other components of intangible assets acquired at May 27, 2025 and March 31, 2026. Accumulated amortization for the intangible assets was $3,355 at March 31, 2026:

	Weighted Average Amortization Period	May 27, 2025	Accumulated Amortization at March 31, 2026	March 31, 2026
Value of Business Acquired	5.0 years	$2,207	$(619)	$1,588
Fair value discount on net reserves acquired	32.0 years	9,657	(2,736)	6,921
Total Intangible Assets	27.3 years	$11,864	$(3,355)	$8,509
The aggregate amortization expense for intangible assets was $838 for the three months ended March 31, 2026, including $799 of amortization for the fair value on net reserves acquired reported in general and administrative expenses and $39 of amortization on the fair value of business acquired reported in commission and other acquisition expenses (2025 - $0). The following table presents the estimated aggregate amortization expense for the five succeeding fiscal years on intangible assets held at March 31, 2026:

	2026	2027	2028	2029	2030
Amortization expense: VOBA	$691	$476	$247	$102	$72
Amortization expense: fair value discount on net reserves acquired	1,399	1,413	1,243	1,066	632
Total amortization expense	$2,090	$1,889	$1,490	$1,168	$704

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Kestrel" or other similar terms mean the consolidated operations of Kestrel Group Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Kestrel Group" means Kestrel Group Ltd only. Certain reclassifications have been made for 2025 to conform to the 2026 presentation and have no impact on consolidated net income and total equity previously reported.
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
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the U.S. Securities and Exchange Commission ("SEC") on March 13, 2026, however, those factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination ("Combination"), forming a new, publicly listed specialty program group operating under the name Kestrel Group Ltd (“Kestrel Group” or "Parent Company"). Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025. Kestrel Group shares began trading on the Nasdaq at open of market on May 28, 2025 under the ticker symbol “KG”. Upon the closing of the Transactions (the “Closing”), Maiden and Kestrel LLC are now wholly owned subsidiaries of the Company, which was rebranded as Kestrel Group and renamed “Kestrel Group Ltd” ("Kestrel" or the "Company").
The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns, with a commitment to innovation, client service and long-term relationships.
Kestrel specializes in providing fronting services to insurance program managers, managing general agencies (MGAs), reinsurers, and reinsurance brokers. Kestrel facilitates insurance transactions utilizing its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel to offer both admitted and surplus lines in all U.S. states. Kestrel LLC generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
Kestrel continues to write business through its exclusive use of A.M. Best A- FSC XV insurance carriers Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Companies”), all subsidiaries of AmTrust Financial Services, Inc. (“AmTrust”). Kestrel currently retains an option to acquire the AmTrust Insurance Companies for a period of up to three years after closing from AmTrust. AmTrust is a significant shareholder of Kestrel. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust.
As of March 31, 2026, Maiden Reinsurance Ltd. ("Maiden Reinsurance") owns 22.1% of the Company's total issued and outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's condensed consolidated financial statements. On April 29, 2025, former Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
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
Diversified Reinsurance legacy business comprises a run-off portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, as well as transactions entered into by Genesis Legacy Solutions ("GLS") as described in Note 1. Basis of Presentation under Legacy Reinsurance Operations.
The Company does not presently underwrite prospective reinsurance risks but may consider selectively deploying underwriting capacity to optimize shareholder returns in support of the Company's Program Services operations.
Business Strategy
Our strategic focus centers on growing the fee income component of our Program Services business, which will increase our earnings before interest, taxes, depreciation and amortization ("EBITDA") while effectively managing the continuing run-

off of the legacy Maiden alternative asset and reinsurance portfolios. Our focus on growing our fee business may consider selectively deploying underwriting capacity to optimize shareholder returns in support of this business.
We continue to actively pursue with our existing partners reinsurance mechanisms that would selectively deploy the Company’s underwriting capacity and facilitate and accelerate the growth of our Program Services segment.
We believe this will create the greatest risk-adjusted shareholder returns in order to increase EBITDA and book value for our common shareholders, both near and long-term. Our assessment is that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards, as described further below, which would increase both GAAP book value and create additional common shareholder value. The recognition of the deferred tax asset on our Condensed Consolidated Balance Sheet remains a leading priority for the Company to increase its GAAP book value.
As a result of the Combination, as of March 31, 2026, we hold $221.0 million in alternative investments which include equity securities, equity method investments and other investments in a wide variety of asset classes. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Method Investments and Equity Investments" for further information on these alternative asset classes and a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly as regards private assets, indicate that it may take longer than expected to achieve those returns and we have factored that into future capital allocation decisions.
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
Accordingly, we expect our alternative investment portfolio to be reduced in future periods as we believe it is critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued. We have not made, and do not expect to make any such new commitments to alternative investments at this time.
While we believe that the Combination will increase the likelihood of achieving our stated objectives, there can be no assurance that the run-off of its insurance liabilities will run-off at levels that will allow us to achieve those goals. As a result, we continue to pursue finality solutions to resolve the AmTrust liabilities not covered by the LPT/ADC Agreement, including through third-parties. There can be no guarantee that we will execute such finality solutions and these solutions could involve significant charges to execute and we are actively evaluating the potential costs and benefits of such solutions, to the extent they are available to the Company.
NOL Carryforwards
We believe the Combination and our ability to increase EBITDA will create opportunities to utilize Maiden's NOL carryforwards that totaled $466.7 million at March 31, 2026. Approximately $387.6 million of NOL carryforwards expire in various years beginning in 2029. As of March 31, 2026, $79.1 million or 16.9% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $138.7 million or $17.73 per common share at March 31, 2026.
Maiden's net U.S. DTA of $138.7 million is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. Additionally, Kestrel's DTA of $11.0 million, which relates to tax basis intangibles, is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA balances as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see Note 13. Income Taxes included under Part 1 Item 1 "Financial Information" of the Quarterly Report on Form 10–Q for the three months ended March 31, 2026.

Three Months Ended March 31, 2026 and 2025 Financial Highlights

For the Three Months Ended March 31,	2026	2025	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss from continuing operations	$(6,953)	$(394)	$(6,559)
Net loss from discontinued operations	(478)	—	(478)
Net loss	(7,431)	(394)	(7,037)
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(0.96)	(0.14)	(0.82)
Gross premiums written	2,655	—	2,655
Net premiums earned	3,157	—	3,157
Fee revenue	3,120	807	2,313
Underwriting and fee (loss) income(3)	(1,676)	235	(1,911)
Net investment results(9)	3,915	34	3,881
Non-GAAP measures:
Non-GAAP operating loss(1)	(10,354)	(394)	(9,960)
Non-GAAP basic and diluted operating loss per common share(1)	(1.34)	(0.14)	(1.20)
Annualized non-GAAP operating return on average shareholders' equity(1)	(33.6)%	(36.2)%	2.6%

	March 31, 2026	December 31, 2025	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$401,548	$408,299	$(6,751)
Total assets	964,227	1,009,955	(45,728)
Reserve for loss and LAE	593,350	637,169	(43,819)
Senior notes - principal amount	262,361	262,361	—
Common shareholders' equity	121,437	128,284	(6,847)
Total capital resources(5)	383,798	390,645	(6,847)
Ratio of debt to total capital resources(8)	68.4%	67.2%	1.2%
Book Value calculations:
Book value per common share(6)	$15.52	$16.57	$(1.05)
Diluted book value per common share(7)	14.32	16.28	(1.96)

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

Key Financial & Operating Measures
In addition to our key financial measures presented in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition - Results of Operations and Non-GAAP Measures" and are summarized as follows:
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings (loss) should not be viewed as a substitute for U.S. GAAP net income (loss).
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized and unrealized investment gains (losses); (2) foreign exchange and other gains (losses); (3) interest in income (loss) of equity method investments; and (4) amortization of intangible assets. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax and; (2) restructuring and severance costs; and (3) costs incurred due to the Combination on May 27, 2025. We excluded net realized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, the net loss from our discontinued operations; restructuring and severance costs; and costs incurred due to the Combination on May 27, 2025 are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
Underwriting loss and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Program Services segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Condensed Consolidated Financial Statements in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of little value to readers as they evaluate the financial results of the Company. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
Critical Accounting Policies and Estimates
It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's critical accounting policies and estimates are disclosed in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report Form 10-K filed on March 13, 2026.
The critical accounting policies and estimates should also be read in conjunction with Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies included under Part II, Item 8 "Financial Statements and Supplementary Data" of our Annual Report Form 10-K filed on March 13, 2026 for a full understanding of the Company’s accounting policies. There have been no changes during the three months ended March 31, 2026 to those critical accounting policies and estimates disclosed in our Annual Report.

Results of Operations
As a result of the Combination on May 27, 2025, the Company acquired Maiden's operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's senior notes outstanding. Maiden's results of operations are reported for the three months ended March 31, 2026 only and because the prior period results of operations do not include the operations of Maiden, the year-over-year comparisons are generally not directly comparable. The following table sets forth our selected unaudited Condensed Consolidated Statement of Operations data for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Gross premiums written	$2,655	$—
Net premiums written	$2,654	$—
Net premiums earned	$3,157	$—
Fee revenue	3,120	807
Net loss and LAE	(2,255)	—
Commission and other acquisition expenses	(1,473)	—
General and administrative expenses(1)	(4,225)	(572)
Underwriting loss & fee income(2)	(1,676)	235
Other general and administrative expenses(1)	(7,518)	(571)
Net investment income	2,577	34
Net realized and unrealized investment gains	1,339	—
Foreign exchange and other gains	2,228	—
Interest and amortization expenses	(3,896)	—
Income tax expense	(6)	(92)
Interest in loss of equity method investments	(1)	—
Net loss from continuing operations	(6,953)	(394)
Loss from discontinued operations, net of income tax	(478)	—
Net loss	$(7,431)	$(394)
(1)Underwriting loss and fee income related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Operations.
(2)Underwriting loss and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)The Company does not present certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.

Results for the three months ended March 31, 2026
Net loss for the three months ended March 31, 2026 was $7.4 million compared to a net loss of $0.4 million for the same respective period in 2025. An underwriting loss from the Legacy Reinsurance segment combined with higher operating and interest expenses was partially offset by increased Program Services fee income, net investment income, unrealized gains from investment activities as well as net foreign exchange and other gains.
•The Legacy Reinsurance segment underwriting loss of $3.3 million for the three months ended March 31, 2026 largely due to:
•On a current accident year basis, the underwriting loss for the Legacy Reinsurance segment was $3.0 million for the three months ended March 31, 2026.
•Our Legacy Reinsurance segment experienced adverse prior year loss development ("PPD") of $0.3 million in the first quarter of 2026, which included AmTrust Reinsurance Legacy adverse PPD of $0.6 million partly offset by Diversified Reinsurance Legacy favorable PPD of $0.3 million.
•The underwriting loss includes amortization of $0.8 million for the fair value adjustment on the discount on acquired net loss reserves due to the Combination which is recurring and amortized over the remaining claims settlement period.
•Program Services segment produced net fee income of $1.6 million for the three months ended March 31, 2026 compared to net fee income of $0.2 million for the same respective period in 2025. Fee revenue increased to $3.1 million for the three months ended March 31, 2026 compared to $0.8 million for the same period in 2025 derived from fees from both new and existing client programs.

•combined income from investment activities totaled $3.9 million for the three months ended March 31, 2026 compared to $0.0 million for the same period in 2025 primarily due to the following:
•net investment income increased to $2.6 million for the three months ended March 31, 2026 compared to $34.0 thousand that was earned for the same respective period in 2025;
•realized and unrealized investment gains of $1.3 million for the three months ended March 31, 2026 compared to net investment losses of $0.0 million for the same respective period in 2025; and
•interest in loss of equity method investments was $1.0 thousand for the three months ended March 31, 2026 compared to $0.0 million for the same respective period in 2025.
•corporate general and administrative expenses increased to $7.5 million for the three months ended March 31, 2026 compared to $0.6 million for the same period in 2025 largely due to the inclusion of Maiden operating costs; and
•foreign exchange and other gains of $2.2 million for the three months ended March 31, 2026, compared to foreign exchange and other losses of $0.0 million for the same period in 2025, primarily due to appreciation of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net Premiums Written
Net premiums written by our reportable segment, reconciled to the total consolidated net premiums written for the three months ended March 31, 2026 and 2025 are detailed below:

For the Three Months Ended March 31,	2026	2025	Change in
($ in thousands)	Total	Total	$
Diversified Legacy Business	$775	$—	$775
AmTrust Reinsurance Legacy Business	1,879	—	1,879
Total Legacy Reinsurance Segment	$2,654	$—	$2,654
Net premiums written for the three months ended March 31, 2026 increased to $2.7 million which was split as follows:
•Premiums written in Diversified Reinsurance legacy business was $0.8 million for the three months ended March 31, 2026. As discussed in Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information", Maiden LF and Maiden GF are no longer writing new business and the non-underwriting related assets and liabilities of Maiden GF are presented as held-for-sale in our condensed consolidated financial statements. Maiden LF has been recently placed into run-off operations and its assets and liabilities are no longer considered as held for sale at March 31, 2026.
•Premiums written in AmTrust Reinsurance legacy business was $1.9 million for the three months ended March 31, 2026, which emanated from premium adjustments to the AmTrust Quota Share, terminated effective January 1, 2019.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance Legacy Business in the Legacy Reinsurance segment for further details.
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2026 were $3.2 million. Net premiums earned by our reportable segment, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2026 and 2025 are detailed as follows:

For the Three Months Ended March 31,	2026	2025	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance Legacy Business	$867	$—	$867
AmTrust Reinsurance Legacy Business	2,290	—	2,290
Total Legacy Reinsurance Segment	$3,157	$—	$3,157
Net premiums earned under Diversified Reinsurance legacy business for the three months ended March 31, 2026 were $0.9 million. Maiden LF and Maiden GF continue to earn premiums but are no longer writing new business and the non-underwriting related assets and liabilities of Maiden GF are presented as held-for-sale in our condensed consolidated financial statements as discussed above. Maiden LF has been placed into run-off operations and its assets and liabilities are no longer considered as held for sale at March 31, 2026.
Net premiums earned under AmTrust Reinsurance legacy business for the three months ended March 31, 2026 were $2.3 million. This was earned entirely under the AmTrust Quota Share. Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance under the Maiden Legacy segment further below for further details.
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
Fee revenue earned for the three months ended March 31, 2026 was $3.1 million, compared to $0.8 million for the same period in 2025. The increase was primarily due to increased premium volume from both new and existing client programs. Premium produced by client programs for the three months ended March 31, 2026 was $94.2 million, compared to $23.3 million for the same period in 2025. Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.
Net Investment Income
Net investment income for the three months ended March 31, 2026 increased by $2.5 million, compared to the same period in 2025 due to the inclusion of Maiden's legacy fixed income and alternative investment portfolios in connection with the Combination.
Annualized average book yields increased to 3.6% for the three months ended March 31, 2026, compared to 3.5% for the same period in 2025. Net interest income from our loan receivable from related party was $1.1 million for the three months ended March 31, 2026. The net loan receivable from related party had an average balance of $82.7 million and carried a weighted average interest rate of 5.5% for the three months ended March 31, 2026. Floating rate investments comprised 40.2% of our total fixed income investments at March 31, 2026 compared to 52.0% at December 31, 2025.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Annualized income from fixed income assets (1)	$9,872	$136
Average aggregate fixed income assets, at cost (2)	276,690	3,848
Annualized investment book yield	3.6%	3.5%
(1)Annualized income from fixed income assets includes annualized interest income from our available-for-sale ("AFS") portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party and is based on amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2)Average aggregate fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $1.3 million were recognized for the three months ended March 31, 2026. Net realized and unrealized investment gains for the three months ended March 31, 2026 are summarized in the table below by investment category:

For the Three Months Ended March 31,	2026
Net realized gains:	($ in thousands)
Fixed maturity securities	$52
Total net realized gains	52
Net unrealized gains:
Other investments	1,287
Total net unrealized gains	1,287
Net realized and unrealized investment gains	$1,339
Net unrealized gains for other investments in the three months ended March 31, 2026 reflect fair value adjustments in the Maiden legacy alternative investment portfolio during the reporting period.
Net Loss and LAE
Net loss and LAE incurred for the three months ended March 31, 2026 were $2.3 million. Net incurred losses were impacted by net adverse PPD of $0.3 million for the three months ended March 31, 2026. Excluding the impact of PPD, current year losses were $2.0 million for the three months ended March 31, 2026. The net PPD is discussed in greater detail in the Legacy Reinsurance segment discussion and analysis and is entirely associated with the run-off of unearned premium for terminated reinsurance contracts in the legacy reinsurance operations. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses incurred for the three months ended March 31, 2026 were $1.5 million. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include corporate expenses and segment expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses incurred for the three months ended March 31, 2026 increased by $10.6 million, compared to the same period in 2025 primarily due to the inclusion of Maiden's operations subsequent to May 27, 2025 as a result of the Combination.
General and administrative expenses for the three months ended March 31, 2026 and 2025 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
General and administrative expenses – segments	$4,225	$572
General and administrative expenses – corporate	7,518	571
Total general and administrative expenses	$11,743	$1,143
Corporate expenses for the three months ended March 31, 2026 were driven by higher compensation costs, legal fees, and professional fees. Expenses incurred this period that will not be recurring through the remainder of 2026 include certain compensation costs of $1.6 million and the vesting of certain stock-based awards of $1.4 million for the three months ended March 31, 2026 compared to $0.0 million for the same period in 2025.
Interest and Amortization Expenses
Total interest and amortization expenses incurred for the three months ended March 31, 2026 were $3.9 million which included:
•Interest expense of $4.8 million on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the three months ended March 31, 2026, that were acquired upon completion of the merger; and
•Amortization expense for the fair value adjustment on the Senior Notes was $0.3 million for the three months ended March 31, 2026. The difference between the principal amount of the acquired Senior Notes and their fair market value at closing of the Combination is being amortized over those securities' remaining life; which was partially offset by:
•Amortization income for the fair value adjustment of $1.2 million for the net loan receivable from related party for the three months ended March 31, 2026.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the three months ended March 31, 2026.
Foreign Exchange and Other Gains
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment. Net foreign exchange and other gains of $2.2 million were realized for the three months ended March 31, 2026, compared to net foreign exchange and other losses of $0.0 million for the same period in 2025.
Foreign exchange and other gains for the three months ended March 31, 2026 included a revaluation gain of $0.2 million on a contingent receivable held in relation to an equity investment in the insurance distribution industry that was sold prior to the Combination. Under ASC 805, the earn out consideration for this contingent receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in net income through foreign exchange and other gains.
For the three months ended March 31, 2026, net foreign exchange gains of $2.0 million were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro. Our non-USD denominated liabilities at March 31, 2026 included net loss reserves of $254.4 million. Our foreign currency asset exposures at March 31, 2026 included $97.4 million of fixed maturity euro denominated bonds managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.5 million of real estate investments denominated in Canadian dollars, as well as $7.4 million of funds withheld receivable denominated in various non-USD currencies.

Results by Reportable Segment
Program Services Segment
The segment results for Program Services for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Premium produced(1)	$94,221	$23,343
Fee revenue	$3,120	$807
General and administrative expenses	(1,512)	(572)
Fee income	$1,608	$235
(1) Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.
Program Services segment results for the three months ended March 31, 2026 increased by $1.4 million, compared to the same period in 2025 due to increased premium volume produced by both new and existing client programs. The general and administrative expenses increased due to higher compensation expenses subsequent to the Combination as well as higher legal and professional services expenses.
Program services revenue is presently highly concentrated due to capacity distribution agreements with two client programs representing 77.5% and 14.3% of total fee revenue earned in 2026, respectively. These two client programs represented 43.6% and 3.1% of fee revenue for the first quarter of 2025, respectively. The first program is a large, diversified capacity provider and our relationship with this client presently includes ten separate sub-programs (all of which produced revenue in 2026). No individual sub-program is greater than 35% of total earned fee revenue for the three months ended March 31, 2026.
Legacy Reinsurance Segment
The following details underwriting results for the two components of our Legacy Reinsurance segment which is comprised of Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for our Legacy Reinsurance segment for the three months ended March 31, 2026 were as follows:

For the Three Months Ended March 31,	2026
($ in thousands)
Gross premiums written	$2,655
Net premiums written	$2,654
Net premiums earned	$3,157
Net loss and LAE	(2,255)
Commission and other acquisition expenses	(1,473)
General and administrative expenses	(2,713)
Underwriting loss	$(3,284)
Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the three months ended March 31, 2026 were as follows:

For the Three Months Ended March 31,	2026
($ in thousands)
Gross premiums written	$776
Net premiums written	$775
Net premiums earned	$867
Net loss and LAE	302
Commission and other acquisition expenses	(727)
General and administrative expenses	(1,319)
Underwriting loss	$(877)

The underwriting loss for the Diversified Reinsurance Legacy business during the three months ended March 31, 2026 was principally the result of the continuing run off of the Company's International operations. Underwriting loss by business unit during the three months ended March 31, 2026 is detailed in the table below:

For the Three Months Ended March 31,	2026
($ in thousands)
International	$(589)
GLS	(115)
Other run-off lines	(173)
Underwriting loss	$(877)
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are not writing any new business. Maiden LF and Maiden GF are presently the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written for 2026 in the Diversified Reinsurance Legacy Business. Please refer to Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements under Part I Item 1. "Financial Information" for more details.
Net Loss and LAE — Net loss and LAE incurred in the three months ended March 31, 2026 were negative $0.3 million due to net favorable PPD of $0.3 million for the three months ended March 31, 2026 from International run-off business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three months ended March 31, 2026 were $0.7 million. This is driven by adjustments in premiums written and earned by Maiden LF and GF as they are not writing any new business with Maiden LF effectively placed in managed run-off operations.
General and Administrative Expenses — General and administrative expenses incurred in the three months ended March 31, 2026 were $1.3 million. This included $0.1 million of amortization on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination.

AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy business for the three months ended March 31, 2026 were as follows:

For the Three Months Ended March 31,	2026
($ in thousands)
Gross premiums written	$1,879
Net premiums written	$1,879
Net premiums earned	$2,290
Net loss and LAE	(2,557)
Commission and other acquisition expenses	(746)
General and administrative expenses	(1,394)
Underwriting loss	$(2,407)
The written premiums for the three months ended March 31, 2026 reflect premium adjustments in the AmTrust Quota Share for Specialty Risk and Extended Warranty business. The AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements were terminated as of January 1, 2019 which has resulted in no new business written under these contracts. The table below provides detail on net premiums earned in the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Net Premiums Earned	($ in thousands)
Small Commercial Business	$(149)
Specialty Program	(2)
Specialty Risk and Extended Warranty	2,441
Total AmTrust Reinsurance	$2,290

Net Loss and LAE — Net loss and LAE expenses incurred for the three months ended March 31, 2026 were $2.6 million. Net incurred losses for the three months ended March 31, 2026 were impacted by adverse PPD of $0.6 million. The table below shows total PPD for the AmTrust Reinsurance Legacy business for the three months ended March 31, 2026:

For the Three Months Ended March 31,	2026
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$370
LPT/ADC Agreement	179
European Hospital Liability Quota Share	2
Total AmTrust Prior Year Development	$551
Net incurred losses for the three months ended March 31, 2026 included adverse PPD of $0.6 million. Total PPD was due to an adjustment for greater than expected amount of earned exposure in 2025 that was reported in the three months ended March 31, 2026 on Specialty Risk and Extended Warranty business in the AmTrust Quota Share, and a reduction in recoveries anticipated under the LPT/ADC Agreement.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three months ended March 31, 2026 were $0.7 million.
General and Administrative Expenses — General and administrative expenses incurred in the three months ended March 31, 2026 were $1.4 million. This included $0.7 million of amortization on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination.

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
As of March 31, 2026, the Company had investable assets of $487.6 million compared to $506.1 million as of December 31, 2025. Investable assets include the combined total of our fixed maturity securities and other investments, cash and restricted cash including cash equivalents, net loan receivable from a related party and funds withheld receivable. Our investable assets decreased by $18.5 million during the three months ended March 31, 2026 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled primarily from sales and maturities of AFS securities.
As discussed in "Overview" section, Maiden Reinsurance is regulated by the Vermont DFR. We are actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR in respect of its business plan, including GLS activities and investment policy amendments made in 2025.
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter of 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice it had already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining commitments to existing investments, which totals $23.1 million in unfunded commitments as of March 31, 2026.
Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, which requires prior approval by the Vermont DFR prior to payment of dividends under the program; and 2) an extraordinary dividend of $40.0 million and this dividend formed the basis for the consideration received by the Company's shareholders pursuant to the terms of the Combination. To date, the Vermont DFR approved all dividend requests under the current dividend program. During the three months ended March 31, 2026, Maiden Reinsurance paid dividends of $7.5 million to Maiden NA as approved by Vermont DFR on February 25, 2026. During the three months ended March 31, 2026, Maiden NA did not pay any dividends to Maiden.
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
Operating, investing and financing cash flows
Our sources of funds may consist of fee revenue, premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy as well as for potential capital management such as repurchasing our shares.
During the three months ended March 31, 2026, we experienced negative operating cash flows as we continue to run off the Legacy Reinsurance segment reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows through 2026, and expect to use funds from our cash and investment portfolios, fee revenue premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments are principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. The cash consideration and related significant professional expenses associated with completing the Combination has however utilized substantial amounts of Maiden's unrestricted liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, as our reinsurance liabilities continue to run-off, our balance sheet increasingly consists of more illiquid investments which we are seeking to dispose of for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may restrain our liquidity further and we may need to consider alternative measures to ensure we continue to fulfill those obligations.
Further, while we are no longer making new alternative asset commitments, Maiden's historical asset management strategy which was part of the Combination can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors. In addition, adverse outcomes or resolutions of ongoing legal disputes or proceedings, including those matters referenced in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q, could further negatively impact liquidity and cash flows, and thus our ability to meet our cash requirements for the next twelve months.
At March 31, 2026, unrestricted cash, cash equivalents and fixed maturity investments were $21.1 million compared to $25.8 million held at December 31, 2025, a decrease of $4.7 million during the three months ended March 31, 2026. Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31,	2026	2025
	($ in thousands)
Operating activities	$(15,133)	$(876)
Investing activities	52,998	—
Financing activities	(486)	—
Effect of exchange rate changes on foreign currency cash	(548)	—
Total increase (decrease) in cash, restricted cash and cash equivalents	$36,831	$(876)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2026 was $15.1 million compared to cash flows used in operating activities of $0.9 million for the three months ended March 31, 2025. The higher cash used in operating activities for the three months ended March 31, 2026 was primarily due to claim payments for ongoing runoff of reinsurance liabilities related to the Legacy Reinsurance segment loss reserves acquired on May 27, 2025.
Cash Flows provided by Investing Activities
Cash provided by investing activities was $53.0 million for the three months ended March 31, 2026 compared to $0.0 million for the same period in 2025. Cash flows provided by investing activities for the three months ended March 31, 2026 was primarily due to maturities of US Treasury bills held in our AFS investment portfolio and the partial repayment of the net loan receivable from related party.
For the three months ended March 31, 2026, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $45.0 million. The size of the fixed income investment portfolio will diminish as claims payments continue to be made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements in our Legacy Reinsurance segment.
For the three months ended March 31, 2026, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $1.5 million for alternative investments during the three months ended March 31, 2026. These net purchases were mainly due to pre-existing commitments for private equity fund investments for the three months ended March 31, 2026.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.5 million for the three months ended March 31, 2026 compared to $0.0 million for the same period in 2025. This was due to the repurchase of common shares to settle tax payments upon the vesting of share-based compensation for certain employees. No dividends on common shares were paid during the three months ended March 31, 2026 and 2025.
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
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for details of fair values for collateral requirements and restricted assets at March 31, 2026 particularly in these notes: Note 4.(e) Restricted Cash, Cash Equivalents and Investments; Note 8. Reinsurance; and Note 10. Related Party Transactions.
At March 31, 2026 and December 31, 2025, restricted cash and cash equivalents and fixed maturity investments used as collateral were $159.5 million and $163.9 million, respectively. This collateral represents 88.3% and 86.4% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.

Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 15. Business Combination" included in this Form 10-Q.
As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was approved by the Vermont DFR, as noted. As of March 31, 2026, Maiden Reinsurance owned 22.1% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at March 31, 2026. The market value of our common shares held by Maiden Reinsurance was $24.2 million at March 31, 2026.
The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped at 9.5% pursuant to a change in Maiden's bye-laws whereby Maiden's shareholders gave approval to remove the voting limitation on all shareholders at a Special Meeting that was held on April 29, 2025.
Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at March 31, 2026. Further, prior to the Combination, Maiden Reinsurance’s investment policy had expanded to include a wide range of asset classes to enhance the income and total returns its investment portfolio produces, which had been approved by the Vermont DFR. We categorize these investments as alternative investments which include "Other Investments", "Equity Method Investments" and "Equity Securities" on our Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, our cash and investments consisted of:

	March 31, 2026	December 31, 2025
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$118,376	$165,035
Equity securities, at fair value	11,748	11,748
Equity method investments	33,543	33,532
Other investments	175,670	173,358
Total investments	339,337	383,673
Cash and cash equivalents	15,052	15,480
Restricted cash and cash equivalents	47,159	9,146
Total Investments and Cash and Cash Equivalents	$401,548	$408,299
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
The net purchases of other investments for the three months ended March 31, 2026 were related to pre-existing commitments for alternative investments made prior to the Combination. Other than purchases for these pre-existing commitments, we have not made and will not be making new commitments to alternative investments in the foreseeable future. Please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1 "Financial Information" of this Form 10-Q for existing investment commitments on our alternative investments.
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
We believe the legacy Maiden alternative investment portfolio assumed in the Combination provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted returns. However, we believe this portfolio is not suitable for our plans to expand our Program Services segment and in addition to changes in our investment policy as described above, we are actively looking to dispose of these assets to further improve our liquidity position and strengthen our ability to grow. Further, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.

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
Cash & Cash Equivalents
At March 31, 2026, we consider the levels of cash and cash equivalents held to be within our targeted ranges. As noted previously, the cash consideration and related significant professional expenses associated with completing the Combination has utilized substantial amounts of Maiden's unrestricted liquidity. Ongoing legal disputes and proceedings may result in significant legal fees or adverse outcomes that could further utilize and negatively impact our unrestricted liquidity as well. In addition, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturity investments, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2026 and December 31, 2025:

March 31, 2026	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. agency bonds – mortgage-backed	$20,400	$549	$(2)	$20,947	4.7%	6.2
Non-U.S. government bonds	62,685	—	(377)	62,308	1.9%	1.0
Collateralized loan obligations	28,479	13	(13)	28,479	3.1%	0.3
Corporate bonds	6,734	—	(92)	6,642	0.8%	2.2
Total fixed maturity investments	118,298	562	(484)	118,376	2.6%	1.8
Cash and cash equivalents	62,211	—	—	62,211	2.1%	0.1
Total	$180,509	$562	$(484)	$180,587	2.4%	1.2

December 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$43,662	$11	$—	$43,673	3.9%	0.1
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618	4.7%	6.1
Non-U.S. government bonds	29,297	—	(154)	29,143	1.4%	1.1
Collateralized loan obligations	62,593	52	(21)	62,624	3.1%	0.3
Corporate bonds	7,977	2	(2)	7,977	0.7%	1.6
Total fixed maturity investments	164,352	860	(177)	165,035	3.0%	1.2
Cash and cash equivalents	$24,626	$—	$—	$24,626	—%	0.0
Total	$188,978	$860	$(177)	$189,661	2.6%	1.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2026, the yield on the 10-year U.S. Treasury bond increased by 12 basis points to 4.30%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The increase in risk-free rates during the three months ended March 31, 2026 generated net unrealized losses of $0.6 million on our fixed maturity investment portfolio which reduced our book value per common share by $0.08 during the period. Current outlooks for global monetary policy have become more uncertain in recent months, as a combination of significant changes in U.S. fiscal and trade policy while simultaneously, geopolitical circumstances and rapid technological advancements have created increased economic uncertainty. The impacts of these policies and conditions on both U.S. and global economic outlooks and inflation appear to be causing central banks to adopt a generally more neutral monetary policy stance currently. However, these conflicting economic indicators is also resulting in some uncertainty that this policy stance will be maintained. Should interest rates fall, the impact on our investment portfolios, particularly for our fixed maturity assets, is to produce less income and thus weaken our financial condition. Associated increases in the values of our fixed maturity investments may be more limited given that 24.1% of AFS fixed maturity investments that we hold that are floating rate securities.
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
We also monitor the duration and structure of our AFS fixed maturity investment portfolio as discussed below. As of March 31, 2026, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $2.5 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At March 31, 2026 and December 31, 2025, these respective durations in years were as follows:

	March 31, 2026	December 31, 2025
Fixed maturities and cash and cash equivalents	1.2	1.0
Fixed maturity investment portfolio (excluding cash)	1.8	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.2	6.2
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.7	2.7
During the three months ended March 31, 2026, the weighted average duration of our fixed maturity investment portfolio increased by 0.2 years to 1.2 years while the duration for gross reserve for loss and LAE remained the same at 6.2 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At March 31, 2026, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At March 31, 2026, 40.2% (December 31, 2025: 52.0%) of our fixed maturity securities were comprised of floating rate securities which are detailed in the table below:

	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$28,479	10.7%	$62,624	21.8%
Total floating rate AFS fixed maturities at fair value	28,479	10.7%	62,624	21.8%
Loan to related party	78,606	29.5%	86,883	30.2%
Total floating rate securities	$107,085	40.2%	$149,507	52.0%

Total fixed income investments at fair value (1)	$266,641		$287,500
(1) Total fixed income investments at fair value include AFS fixed maturity securities, cash, restricted cash and cash equivalents, funds withheld receivable, and net loan receivable from related party.

At March 31, 2026 and December 31, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 17.7% of our fixed maturity investment portfolio at March 31, 2026. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. The fair value of our U.S. Agency MBS holdings at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$12,821	61.2%	$13,184	61.0%
FHLMC – fixed rate	5,590	26.7%	5,951	27.5%
GNMA – variable rate	1,898	9.1%	1,965	9.1%
FGLMC – fixed rate	638	3.0%	518	2.4%
Total U.S. Agency MBS	$20,947	100.0%	$21,618	100.0%

At March 31, 2026 and December 31, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1: Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed maturity investment portfolio. Credit ratings in the table below are assigned by S&P, or an equivalent rating agency.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2026 and December 31, 2025 were as follows:

	Ratings
March 31, 2026	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	92.6%	7.4%	$6,642	100.0%
Total	92.6%	7.4%	$6,642	100.0%

	Ratings(1)
December 31, 2025	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	93.6%	6.4%	$7,977	100.0%
Total	93.6%	6.4%	$7,977	100.0%
The table below includes the Company’s total corporate holdings at fair value and as a percentage of all AFS fixed maturity securities held as at March 31, 2026. The Company's corporate holdings are 100.0% euro denominated, and 100.0% held in the Financial Institutions sector.

March 31, 2026	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,151	5.2%	A
American Tower Corp, 1.0%, Due 1/15/2032	491	0.4%	BBB+
Total	$6,642	5.6%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2026 and December 31, 2025, we held the following types of non-U.S. dollar denominated securities:

	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$28,479	29.2%	$62,624	62.8%
Non-USD denominated corporate bonds	6,642	6.8%	7,977	8.0%
Non-U.S. government bonds	62,308	64.0%	29,143	29.2%
Total non-U.S. dollar denominated securities	$97,429	100.0%	$99,744	100.0%
At March 31, 2026 and December 31, 2025, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. At March 31, 2026, the non-U.S. government issuers all have a rating of A or higher by Fitch Ratings. We do not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at March 31, 2026. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at March 31, 2026 and December 31, 2025, respectively:

Ratings(1)	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$6,151	92.6%	$7,466	93.6%
BBB+, BBB, BBB-	491	7.4%	511	6.4%
Total non-U.S. dollar denominated corporate bonds	$6,642	100.0%	$7,977	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
The Company's alternative investments are categorized as other investments, equity securities and equity method investments as reported on our Condensed Consolidated Balance Sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of March 31, 2026 and December 31, 2025 consisted of the following asset categories:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$4,838	2.2%	$4,838	2.2%
Privately held preferred stocks	6,910	3.1%	6,910	3.2%
Total equity securities	$11,748	5.3%	$11,748	5.4%

Real estate investments	$33,543	15.2%	$33,532	15.3%
Total equity method investments	$33,543	15.2%	$33,532	15.3%

Private equity funds	$32,905	14.9%	$31,732	14.5%
Private credit investments	308	0.2%	192	0.1%
Privately held equity investments	9,518	4.3%	9,248	4.2%
Equity method investments with fair value option elected	80,252	36.3%	78,911	36.1%
Investments in direct lending entities	52,687	23.8%	53,275	24.4%
Total other investments	$175,670	79.5%	$173,358	79.3%

Total alternative investments	$220,961	100.0%	$218,638	100.0%
Our allocation to alternative investments increased to 55.0% of our total cash and investments held as of March 31, 2026, compared to 53.5% as of December 31, 2025, partly due to additional funding of certain investments from pre-existing commitments made prior to the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$16,221	7.3%	$16,514	7.5%
Private Credit	308	0.1%	192	0.1%
Alternatives	83,857	38.0%	83,044	38.0%
Venture Capital	29,346	13.3%	27,940	12.8%
Real Estate	91,229	41.3%	90,948	41.6%
Total alternative investments	$220,961	100.0%	$218,638	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of March 31, 2026, $4.3 million or 26.3% of investments in the private equity asset class consisted of investments in private equity funds and $12.0 million or 73.7% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of March 31, 2026, private credit asset class included $0.3 million or 100.0% in direct investments in private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of March 31, 2026, $81.9 million or 97.7% of investments in the alternatives asset class were direct investments and $1.9 million or 2.3% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $52.7 million represents 62.8% of this asset class and is discussed further in "Note 4. Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of March 31, 2026, $16.9 million or 57.5% of investments in the venture capital asset class consisted of investments in funds and $12.5 million or 42.5% consisted of direct equity investments in start-up companies. As of March 31, 2026, $14.3 million or 48.6% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of March 31, 2026, the fair value of this project is $51.0 million and the Company expects investment returns to commence in earnest in 2026 and beyond. The first properties developed with this project have been recently completed with occupancies now underway. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of March 31, 2026, the Company has $33.5 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11. Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of March 31, 2026, the Company has $6.7 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio returns included in earnings increased to $3.9 million for the three months ended March 31, 2026 compared to $34.0 thousand for the same period in 2025. This was largely due to the acquisition of Maiden's AFS fixed income and alternative investment portfolios in connection with the Combination on May 27, 2025. The Company earned unrealized gains on the alternative investment portfolio, as well as interest income on the net loan receivable from related party and coupon income on the AFS fixed maturity investment portfolio.
The following table summarizes our investment results for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net investment income:
Fixed income investments(1)	$2,022	$—
Cash and restricted cash	446	34
Other investments, including equities(4)	161	—
Investment expenses	(52)	—
Total net investment income	2,577	34

Net realized gains:
Fixed income assets(1)	52	—
Total net realized gains	52	—

Net unrealized gains:
Other investments	1,287	—
Total net unrealized gains	1,287	—

Interest in loss of equity method investments:
Interest in loss of equity method investments	(1)	—
Interest in loss of equity method investments	(1)	—

Total investment return included in earnings (A)	$3,915	$34

Other comprehensive income:
Unrealized losses on AFS fixed maturity securities (B)	$(605)	$—
Total investment return = (A) + (B)	$3,310	$34

Annualized income from fixed income assets(2)	$9,872	$136
Average aggregate fixed income assets, at cost(2)	276,690	3,848
Annualized investment book yield	3.6%	3.5%

Average aggregate invested assets, at fair value(3)	$496,870	$3,848
Investment return included in net earnings	0.8%	0.9%
Total investment return	0.7%	0.9%
1.Fixed income investments include AFS fixed maturity securities as well as funds withheld receivable, and net loan receivable from related party.
2.Average aggregate fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for our fixed income investments for the three months ended March 31, 2026 and 2025:

Fixed Income Investments(1)	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Gross investment income	$2,468	$34
Net realized gains	52	—
Change in AOCI (3)	(605)	—
Gross investment returns	$1,915	$34

Average invested assets, at fair value (4)	$277,071	$3,848

Gross Investment Returns	0.7%	0.9%

Less: Investment expenses	$36	$—
Net investment returns	$1,879	$34

Net Investment Returns	0.7%	0.9%
Our net investment returns slightly decreased to 0.7% for the three months ended March 31, 2026, compared to 0.9% for the same period in 2025. Our portfolio includes floating rate investments that comprised 40.2% of our fixed income investments at March 31, 2026. The net loan receivable from related party had an average balance of $82.7 million at March 31, 2026 with an average yield of 5.5% for the three months ended March 31, 2026.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4. Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at March 31, 2026 and 2025.
The following table details total investment returns for our alternative investments for the three months ended March 31, 2026:

Alternative Investments(2)	For the Three Months Ended March 31,
($ in thousands)	2026
Gross investment income	$160
Net unrealized gains	1,287
Gross investment returns	$1,447

Average invested assets, at fair value (4)	$219,800

Gross Investment Returns	0.7%

Less: Investment expenses	$16
Net investment returns	$1,431

Net Investment Returns	0.7%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and net loan receivable from related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2026:

March 31, 2026	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$160	$160
Net realized and unrealized gains	(280)	117	872	308	270	1,287
Total Investment Return	$(280)	$117	$872	$308	$430	$1,447

Average Investments	$16,368	$250	$83,451	$28,643	$91,089	$219,800

Gross Investment Returns	(1.7)%	46.8%	1.0%	1.1%	0.5%	0.7%
Other Balance Sheet Changes
The following table summarizes other material balance sheet changes at March 31, 2026 compared to December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025	Change in $	Change %
Reinsurance recoverable on unpaid losses	$436,381	$461,197	$(24,816)	(5.4)%
Net loan receivable from related party	78,606	86,883	(8,277)	(9.5)%
Funds withheld receivable	7,448	10,956	(3,508)	(32.0)%
Reserve for loss and LAE	593,350	637,169	(43,819)	(6.9)%
Accrued expenses and other liabilities	57,426	52,032	5,394	10.4%
During the three months ended March 31, 2026, the Company's reinsurance recoverable on unpaid losses decreased by $24.8 million or 5.4% primarily due to the receipt of loss recoveries from Cavello under the LPT/ADC Agreement.
Net loan receivable from related party decreased by $8.3 million or 9.5% since regular repayment of the loan commenced on January 1, 2025 which continues to reduce the loan receivable on a quarterly basis.
The Company's reserve for loss and LAE decreased by $43.8 million or 6.9% primarily due to continuing settlement of loss reserves liabilities primarily for the legacy AmTrust Reinsurance contracts. The funds withheld receivable decreased by 32.0% due to settlement of amounts due under International contracts. Accrued expenses and other liabilities increased by $5.4 million or 10.4% for the three months ended March 31, 2026 primarily due to an increase in reinsurance losses payable under the legacy AmTrust reinsurance agreements.
NOL Carryforwards
We believe the Combination and our ability to increase pre-tax income will create opportunities to utilize Maiden's NOL carryforwards that totaled $466.7 million at March 31, 2026. Approximately $387.6 million of these NOL carryforwards expire in various years beginning in 2029. As of March 31, 2026, $79.1 million or 16.9% of Maiden's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $138.7 million or $17.73 per common share at March 31, 2026. Maiden's net U.S. DTA of $138.7 million is not presently recognized on the Company's condensed consolidated balance sheet as a full valuation allowance is carried against it.
Kestrel LLC has NOL carryforwards of $9.6 million with no expiry date. Additionally, Kestrel LLC has net DTA of $11.0 million or $1.40 per common share at March 31, 2026, which mainly relates to tax basis intangibles, which is not presently recognized on the Company's Condensed Consolidated Balance Sheet as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA's as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we continuously evaluate the amount of the valuation allowance held against the net DTA. For further details on the NOL carryforwards, please see Notes to Condensed Consolidated Financial Statements: Note 13. Income Taxes under Part 1. Item 1. "Financial Information" of this Quarterly Report on Form 10-Q.
Capital Resources
During the three months ended March 31, 2026, book value per common share decreased to $15.52 and diluted book value per common share decreased to $14.32, compared to $16.57 and $16.28 at December 31, 2025, respectively. Total capital resources decreased by $6.8 million compared to December 31, 2025 due to the following items:
•retained earnings decreased by $7.4 million due to the net loss reported for the three months ended March 31, 2026;
•AOCI decreased by $0.4 million driven by: (1) net unrealized losses of $0.6 million on our AFS investment portfolio due to market price movements in the three months ended March 31, 2026, partly offset by: (2) an increase in foreign currency translation adjustment of $0.2 million in the three months ended March 31, 2026 due to appreciation of the U.S. dollar on the re-measurement of net liabilities denominated in British pound and euro;

•treasury shares increased by $0.5 million due to common shares repurchases of $0.5 million which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares; partly offset by:
•additional paid-in capital increased by $1.4 million due to stock based compensation expense incurred during the three months ended March 31, 2026;
The following table shows the movement in our capital resources at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Change in $
($ in thousands)
Common shares at par value	$101	$100	$1
Additional paid-in capital	178,982	177,534	1,448
Accumulated other comprehensive income	537	916	(379)
(Accumulated deficit) retained earnings	(6,234)	1,197	(7,431)
Treasury shares, at cost	(51,949)	(51,463)	(486)
Total Kestrel shareholders' equity	121,437	128,284	(6,847)
Senior notes - principal amount	262,361	262,361	—
Total capital resources	$383,798	$390,645	$(6,847)
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part I Item 1. "Financial Information" of this Quarterly Report on Form 10-Q for a discussion of equity instruments issued by the Company. Book value and diluted book value per common share at March 31, 2026 and December 31, 2025 were as follows:

($ in thousands except share and per share data)	March 31, 2026	December 31, 2025
Ending common shareholders’ equity	$121,437	$128,284
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$121,437	$128,284

Common shares outstanding	7,824,030	7,741,943
Shares issued from assumed conversion of dilutive options and restricted shares	655,643	136,197
Denominator for diluted book value per common share calculation	8,479,673	7,878,140

Book value per common share	$15.52	$16.57
Diluted book value per common share	14.32	16.28
Senior Notes
At March 31, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA, collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2026. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1. "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q for ongoing litigation regarding the 2013 Senior Notes.
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

To date the Vermont DFR has approved all dividend requests under this program. Subsequent to these approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance paid total dividends of $145.0 million to Maiden NA as of March 31, 2026.
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
The net loss for Maiden was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses and net loss in Maiden NA reflects general operating expenses for the period. Summarized financial information of Maiden NA and Maiden as of March 31, 2026 and for the three months ended March 31, 2026 were as follows:

	Maiden NA	Maiden
	($ in thousands)
Total assets	$12,766	$1,866
Total liabilities	111,465	78,503
Amounts due from subsidiaries (not included in total assets above)	37	6,385
Amounts due to subsidiaries (not included in total liabilities above)	12,865	6,171
Related party loan payable (not included in total liabilities above)	—	336,206
Total revenue for year-to-date period	3	190
Net loss for year-to-date period	(3,071)	(7,863)
With respect to the related party loan payable for Maiden above, under the conditions stipulated in the Vermont DFR approval for the Combination, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring annual dividends (which require prior approval by the Vermont DFR) but our ability to selectively underwrite business in support of our Program Services segment in the future.
The ratio of Debt to Total Capital Resources at March 31, 2026 and December 31, 2025 was computed as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Senior notes - principal amount	$262,361	$262,361
Shareholders’ equity	121,437	128,284
Total capital resources	$383,798	$390,645
Ratio of debt to total capital resources	68.4%	67.2%
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
As discussed above, at March 31, 2026, guarantees of $72.2 million have been provided to lenders by Maiden Reinsurance on behalf of the real estate joint venture, however, the likelihood of Maiden Reinsurance incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Measures
Please refer to our Key Financial Measures presented in the "Overview to Critical Accounting Policies" section for financial measures in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. These non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.
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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized and unrealized investment gains (losses); (2) foreign exchange and other gains (losses); (3) interest in income (loss) of equity method investments; and (4) amortization of intangible assets. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax and; (2) restructuring and severance costs; and (3) costs incurred due to the Combination on May 27, 2025. We excluded net realized and unrealized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, the net loss from our discontinued operations; restructuring and severance costs; and costs incurred due to the Combination on May 27, 2025 are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
Non-GAAP operating loss was $10.4 million for the three months ended March 31, 2026 compared to a loss of $0.4 million for the same period in 2025. The non-GAAP operating loss increased by $10.0 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher corporate expenses of $6.9 million, an underwriting loss of $3.3 million in the Legacy Reinsurance segment and net interest and amortization expense on the Senior Notes of $3.9 million, partly offset by higher net investment income which increased by $2.5 million and Program Services segment net fee income which increased by $1.4 million. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:

For the Three Months Ended March 31,	2026	2025
	($ in thousands except per share data)
Net loss attributable to Kestrel common shareholders	$(7,431)	$(394)
Add (subtract):
Net realized and unrealized investment gains	(1,339)	—
Amortization of intangible assets	838	—
Foreign exchange and other gains	(2,228)	—
Interest in loss of equity method investments	1	—
Net loss from discontinued operations	478	—
Restructuring and severance costs	24	—
Costs incurred due to the Combination	(697)	—
Non-GAAP operating loss	$(10,354)	$(394)

Diluted loss per share attributable to common shareholders	$(0.96)	$(0.14)
Add (subtract):
Net realized and unrealized investment gains	(0.17)	—
Amortization of intangible assets	0.11	—
Foreign exchange and other gains	(0.29)	—
Net loss from discontinued operations	0.06	—
Costs incurred due to the Combination	(0.09)	—
Non-GAAP diluted operating loss per share attributable to common shareholders	$(1.34)	$(0.14)

Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating income or loss available to common shareholders (as defined above) divided by average common shareholders' equity. Non-GAAP Operating ROACE for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Non-GAAP operating loss	$(10,354)	$(394)
Opening adjusted shareholders’ equity	128,284	4,606
Ending adjusted shareholders’ equity	121,437	4,227
Average adjusted shareholders’ equity	124,861	4,417
Non-GAAP Operating ROACE	(33.6)%	(36.2)%

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
At March 31, 2026, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $2.0 million were generated during the three months ended March 31, 2026, compared to net foreign exchange losses of $0.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net foreign exchange gains of $2.0 million were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro. The foreign exchange gains for the three months ended March 31, 2026 were primarily unrealized and resulted from the effects of revaluation of our net insurance liabilities that are required to be remeasured in foreign currencies at each balance sheet date.
At March 31, 2026, the increase in foreign currency translation adjustments of $0.2 million for the three months ended March 31, 2026 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2026 included reserve for net loss and LAE on our Legacy Reinsurance segment of $254.4 million. Our foreign currency asset exposures at March 31, 2026 include $97.4 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.5 million of real estate investments denominated in Canadian dollars, as well as $7.4 million of funds withheld receivable based in various non-USD currencies.
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
We continue to monitor inflationary impacts resulting from ongoing government deficits, fluctuations in demand and labor force along with supply chain and technological disruptions, among other factors, on our loss cost trends. Our reserves predominantly consist of workers’ compensation, general liability, and hospital liability business. These long tailed lines of business have been subject to the longer term trend of social inflation, but we have not observed significant impacts for the recently elevated levels of inflation. We proactively analyze available data and we incorporate trends into our loss reserving assumptions to ensure we are considerate of current and future economic conditions.
Governmental policy responses to inflation have increased interest rates in recent years which, in the short term, have contributed to unrealized gains on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, persistently higher than target core inflation combined with geopolitical volatility have magnified the uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Continuing inflation and tight labor conditions could have a material impact on our net operating results.
Off-Balance Sheet Arrangements
At March 31, 2026, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently adopted accounting pronouncements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosures.
Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of March 31, 2026 covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which is on file with the SEC. Additional risks and uncertainties not presently known to Maiden, Kestrel or Kestrel Group or that are not currently believed to be important also may adversely affect Kestrel Group.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details common share repurchases made during the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	47,036	10.32	—	—
Total	47,036	$10.32	—	—

During the three months ended March 31, 2026, the Company repurchased 47,036 common shares at an average price of $10.32 per share from employees, which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares.
Subsequent to the three months ended March 31, 2026 and through the period ended May 8, 2026, the Company did not repurchase any common shares.

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
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
101.1
The following materials from Kestrel Group Ltd Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Operations; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KESTREL GROUP LTD
By:
May 8, 2026		/s/ Bradford Luke Ledbetter
Bradford Luke Ledbetter Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
Patrick J. Haveron President and Chief Financial Officer (Principal Financial Officer)