Form 10-Q
period 2026-06-30
Kestrel Group Ltd
filed 2026-08-07
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ☐ No ☒
As of August 3, 2026, 7,824,030 common shares were outstanding. 10,108,600 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,534 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
KESTREL GROUP LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities: available-for-sale, at fair value (Amortized cost: 2026: $144,533; 2025: $168,991)	$144,624	$169,665
Equity securities: at fair value (Cost: 2026: $11,145; 2025: $11,145)	11,748	11,748
Equity method investments	33,413	33,532
Other investments	173,280	173,358
Total investments	363,065	388,303
Cash and cash equivalents	16,062	20,044
Restricted cash and cash equivalents	10,216	9,146
Accrued investment income	4,900	5,063
Reinsurance balances receivable, net (includes $0 and $2 from related parties in 2026 and 2025, respectively. Allowance for expected credit losses: 2026 - $14; 2025 - $14)	5,590	724
Reinsurance recoverable on unpaid losses: (Allowance for expected credit losses: 2026: $1,613; 2025: $1,740)	412,121	461,197
Net loan receivable from related party	69,443	86,883
Intangible assets	7,676	9,347
Funds withheld receivable: (Allowance for expected credit losses: 2026: $2; 2025: $2)	6,417	10,956
Other assets	24,116	18,292
Total assets	$919,606	$1,009,955
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $478,831 and $554,507 from related parties in 2026 and 2025, respectively)	$554,341	$637,169
Unearned premiums (includes $14,835 and $17,227 from related parties in 2026 and 2025, respectively)	14,837	17,406
Accrued expenses and other liabilities (includes $25,163 and $16,443 from related parties in 2026 and 2025, respectively)	61,419	52,694
Senior notes - principal amount	262,361	262,361
Less: unamortized fair value adjustment	87,312	87,959
Senior notes, net	175,049	174,402
Total liabilities	805,646	881,671
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2026: 10,108,600 and 2025: 9,979,477 shares issued; 2026: 7,824,030 and 2025: 7,741,943 shares outstanding)	101	100
Additional paid-in capital	180,153	177,534
Accumulated other comprehensive (loss) income	(29)	916
(Accumulated deficit) retained earnings	(14,316)	1,197
Treasury shares, at cost (2026: 2,284,570 shares, 2025: 2,237,534 shares)	(51,949)	(51,463)
Total shareholders’ equity	113,960	128,284
Total liabilities and equity	$919,606	$1,009,955
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Gross premiums written	$1,435	$1,096	$4,090	$1,096
Net premiums written	$1,436	$1,095	$4,090	$1,095
Change in unearned premiums	2,038	1,327	2,541	1,327
Net premiums earned	3,474	2,422	6,631	2,422
Fee revenue	3,742	544	6,862	1,351
Net investment income	2,454	1,542	5,062	1,576
Net realized and unrealized investment (losses) gains	(2,984)	1,058	(1,645)	1,058
Total revenues	6,686	5,566	16,910	6,407
Expenses
Net loss and loss adjustment expenses	1,515	(5,961)	3,770	(5,961)
Commission and other acquisition expenses	983	394	2,456	394
General and administrative expenses	10,493	5,493	22,737	6,636
Interest and amortization expenses	4,177	1,519	8,073	1,519
Change in fair value of earn out liability	—	2,679	—	2,679
Gain on bargain purchase	—	(73,590)	—	(73,590)
Foreign exchange and other (gains) losses	(2,278)	5,102	(4,498)	5,102
Total expenses	14,890	(64,364)	32,538	(63,221)
Net (loss) income before income taxes	(8,204)	69,930	(15,628)	69,628
Less: income tax (benefit) expense	(112)	3	(106)	95
Interest in income of equity method investments	10	—	9	—
Net (loss) income	$(8,082)	$69,927	$(15,513)	$69,533

Basic and diluted (loss) earnings per share attributable to Kestrel common shareholders	$(1.03)	$15.05	$(1.99)	$18.80
Weighted average number of common shares - basic and diluted	7,824,030	4,635,406	7,788,420	3,692,701

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(8,082)	$69,927	$(15,513)	$69,533
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on AFS fixed maturities	(147)	485	(759)	485
Adjustment for reclassification of net realized losses recognized in net loss	226	—	218	—
Foreign currency translation adjustment	(645)	74	(404)	74
Other comprehensive (loss) income, after tax	(566)	559	(945)	559
Comprehensive (loss) income	$(8,648)	$70,486	$(16,458)	$70,092

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Common shares
Beginning balance	$101	$27	$100	$27
Shares issued on Combination Agreement	—	72	—	72
Issuance of common shares from vesting of stock based compensation	—	—	1	—
Ending balance	101	99	101	99
Additional paid-in capital
Beginning balance	178,982	10,122	177,534	10,107
Issuance of common shares from vesting of stock based compensation	—	—	(1)	—
Share-based compensation expense	1,171	224	2,620	239
Shares issued as consideration for Combination	—	166,539	—	166,539
Ending balance	180,153	176,885	180,153	176,885
Accumulated other comprehensive (loss) income
Beginning balance	537	—	916	—
Change in net unrealized investment gains (losses)	79	485	(541)	485
Foreign currency translation adjustment	(645)	74	(404)	74
Ending balance	(29)	559	(29)	559
Accumulated deficit
Beginning balance	(6,234)	(5,922)	1,197	(5,528)
Net (loss) income	(8,082)	69,927	(15,513)	69,533
Distribution to shareholders	—	(40,000)	—	(40,000)
Ending balance	(14,316)	24,005	(14,316)	24,005
Treasury shares
Beginning balance	(51,949)	—	(51,463)	—
Shares issued to Maiden Reinsurance	—	(51,463)	—	(51,463)
Shares repurchased	—	—	(486)	—
Ending balance	(51,949)	(51,463)	(51,949)	(51,463)
Total shareholders' equity	$113,960	$150,085	$113,960	$150,085
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2026	2025
Cash flows from operating activities
Net (loss) income	$(15,513)	$69,533
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Other non-cash (income) expenses including credit losses, depreciation, amortization, leases	(427)	2,768
Gain on bargain purchase	—	(73,590)
Interest in income of equity method investments	(9)	—
Net realized and unrealized investment (losses) gains	1,645	(1,058)
Share-based compensation expense	2,620	239
Foreign exchange and other (gains) losses	(4,498)	5,102
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(4,921)	93
Reinsurance recoverable on unpaid losses	5,019	(3,586)
Accrued investment income	161	(789)
Funds withheld receivable	3,324	(668)
Other assets	(3,477)	4
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(31,398)	(25,090)
Unearned premiums	(2,566)	(1,327)
Accrued expenses and other liabilities	9,089	7,631
Net cash used in operating activities	(40,951)	(20,738)
Cash flows from investing activities:
Purchases of fixed maturities	(75,658)	(23,889)
Purchases of other investments	(3,463)	(1,380)
Purchases of equity method investments	(1,023)	(490)
Proceeds from sales of fixed maturities	48,482	7,312
Proceeds from maturities, paydowns and calls of fixed maturities	49,484	26,670
Proceeds from sale and redemption of other investments	1,779	141
Proceeds from sale and redemption of equity method investments	—	163
Cash acquired from purchase of business	—	93,515
Net loan receivable from related party	19,567	—
Others, net	(14)	(1)
Net cash provided by investing activities	39,154	102,041
Cash flows from financing activities:
Repurchase of common shares	(486)	—
Dividends paid – Kestrel equityholders	—	(40,000)
Net cash used in financing activities	(486)	(40,000)
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	(629)	661
Net (decrease) increase in cash, restricted cash and cash equivalents	(2,912)	41,964
Cash, restricted cash and cash equivalents, beginning of period	29,190	4,286
Cash, restricted cash and cash equivalents, end of period	26,278	46,250
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$16,062	$31,533
Restricted cash and cash equivalents, end of period	10,216	14,717
Total cash, restricted cash and cash equivalents, end of period	$26,278	$46,250
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
As of June 30, 2026, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 22.2% of the Company's total issued and outstanding common shares, which is eliminated for accounting and financial reporting purposes in our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped due to an approval by Maiden shareholders to remove the voting limitation prior to the Combination.
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
The Combination was completed with both parties in receipt of necessary regulatory approvals, including from the Vermont Department of Financial Regulation ("Vermont DFR") which included approval for the extraordinary dividend required to complete the transaction. Under the conditions stipulated in the Vermont DFR approval, Maiden Reinsurance is no longer permitted to include the intercompany loan receivable from Maiden (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, however the ratio remains sufficient to not only support the dividends related to the Combination with Kestrel and recurring quarterly dividends (and which require prior approval by the Vermont DFR) but the ability to selectively underwrite business in support of the Company's Program Services segment in the future.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
Accounting Treatment for the Combination
Maiden was the legal acquirer of Kestrel LLC. However, as a result of the terms of the Combination, for accounting purposes, the transaction is treated as a reverse acquisition and accounted for using the acquisition method in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. This determination is primarily based on the following factors: 1) the former Kestrel LLC equityholders have the ability to nominate a majority of the members of the board of directors of the combined company and 2) subsequent to consummation of the transaction, when combined with common shares held by Maiden Reinsurance, of which Luke Ledbetter (acting in his capacity as President of Maiden Reinsurance) is authorized and has the discretion to vote on behalf of Maiden Reinsurance, the former Kestrel LLC equityholders have a majority of the voting rights of the combined company. As such, Maiden is treated as the acquired company for accounting purposes. Accordingly, for financial reporting purposes, the net assets of Kestrel LLC are stated at historical carrying values and its condensed consolidated financial statements are presented as the predecessor to the combined company in the historical financial statements following consummation of the transaction on May 27, 2025. The assets and liabilities of Maiden are recorded at their fair values measured as of the acquisition date. Any excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on bargain purchase. Based on final fair values of the assets acquired and liabilities assumed, a bargain purchase gain of $68,306 was recognized in this transaction. The operating results of Maiden are only presented within the consolidated results of Kestrel from the date of acquisition going forward. Please refer to Note 14. Business Combination for additional details regarding the accounting treatment for the Combination.
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
Short-term income protection business was written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. On November 29, 2024, Maiden entered into an agreement to sell Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden GF and Maiden LF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform. The transaction was subject to customary regulatory approvals. In June 2025, the Swedish Financial Supervisory Authority (“SFSA”) declined to approve the sale of Maiden GF and Maiden LF. The proposed acquirer whose application was denied by the SFSA and Maiden subsequently entered into an amended sale agreement for the acquisition of Maiden GF at the previously agreed valuation. In the wake of the June 2025 decision by the SFSA, management further evaluated strategic alternatives for Maiden LF and on April 7, 2026 the Company decided to proceed with the managed run-off of Maiden LF.
On May 20, 2026, the pending sale of Maiden GF was again rejected by the SFSA, thus the held for sale classification is no longer met. The held-for-sale assets and liabilities of Maiden LF and Maiden GF as reported at December 31, 2025 have been reclassified to held and used in light of these recent regulatory decisions. The Company presently expects to proceed with a managed run-off of Maiden GF. The net loss from discontinued operations for the three and six months ended June 30, 2026 would have been $1,125 and $2,038 had Maiden LF and Maiden GF remained held-for-sale at June 30, 2026 compared to $495 in the three and six months ended June 30, 2025, respectively.

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
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to early adopt ASU 2024-03 and will provide the required expense disclosures on a prospective basis. At this time, the Company anticipates that further expense information on employee compensation will be the primary requirement under this ASU. The Company already provides disclosures regarding intangible asset amortization in Note 14. Business Combination.

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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the results of our reportable segments and the reconciliation of our reportable segments' results to the condensed consolidated net (loss) income for the three months ended June 30, 2026 and 2025, respectively:

For the Three Months Ended June 30, 2026	Legacy Reinsurance	Program Services	Total
Gross premiums written	$1,435	$—	$1,435
Net premiums written	$1,436	$—	$1,436
Net premiums earned	$3,474	$—	$3,474
Fee revenue	—	3,742	3,742
Net loss and LAE	(1,515)	—	(1,515)
Commission and other acquisition expenses	(983)	—	(983)
General and administrative expenses	(2,322)	(1,349)	(3,671)
Underwriting loss and fee income	$(1,346)	$2,393	$1,047
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			(530)
Interest and amortization expenses			(4,177)
Foreign exchange and other gains, net			2,278
Other general and administrative expenses			(6,822)
Income tax benefit			112
Interest in income of equity method investments			10
Net loss			$(8,082)

For the Three Months Ended June 30, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$1,096	$—	$1,096
Net premiums written	$1,095	$—	$1,095
Net premiums earned	$2,422	$—	$2,422
Fee revenue	—	544	544
Net loss and LAE	5,961	—	5,961
Commission and other acquisition expenses	(394)	—	(394)
General and administrative expenses	(2,156)	(767)	(2,923)
Underwriting income and fee loss	$5,833	$(223)	$5,610
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			2,600
Interest and amortization expenses			(1,519)
Change in fair value of earn out liability			(2,679)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(5,102)
Other general and administrative expenses			(2,570)
Income tax expense			(3)
Net income			$69,927

(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to June 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the results of our reportable segments and the reconciliation of our reportable segments' results to the condensed consolidated net (loss) income for the six months ended June 30, 2026 and 2025, respectively:

For the Six Months Ended June 30, 2026	Legacy Reinsurance	Program Services	Total
Gross premiums written	$4,090	$—	$4,090
Net premiums written	$4,090	$—	$4,090
Net premiums earned	$6,631	$—	$6,631
Fee revenue	—	6,862	6,862
Net loss and LAE	(3,770)	—	(3,770)
Commission and other acquisition expenses	(2,456)	—	(2,456)
General and administrative expenses	(5,536)	(2,861)	(8,397)
Underwriting loss and fee income	$(5,131)	$4,001	$(1,130)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			3,417
Interest and amortization expenses			(8,073)
Foreign exchange and other gains, net			4,498
Other general and administrative expenses			(14,340)
Income tax benefit			106
Interest in income from equity method investments			9
Net loss			$(15,513)

For the Six Months Ended June 30, 2025	Legacy Reinsurance(1)	Program Services	Total
Gross premiums written	$1,096	$—	$1,096
Net premiums written	$1,095	$—	$1,095
Net premiums earned	$2,422	$—	$2,422
Fee revenue	—	1,351	1,351
Net loss and LAE	5,961	—	5,961
Commission and other acquisition expenses	(394)	—	(394)
General and administrative expenses	(2,156)	(1,339)	(3,495)
Underwriting income and fee income	$5,833	$12	$5,845
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			2,634
Interest and amortization expenses			(1,519)
Change in earn out liability			(2,679)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(5,102)
Other general and administrative expenses			(3,141)
Income tax expense			(95)
Net income			$69,533

(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to June 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's condensed consolidated total assets at June 30, 2026 and December 31, 2025:

June 30, 2026	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$5,590	$—	$5,590
Reinsurance recoverable on unpaid losses	412,121	—	412,121
Net loan receivable from related party	69,443	—	69,443
Intangible assets	7,676	—	7,676
Cash and cash equivalents and investments(1)	147,527	1,955	149,482
Funds withheld receivable	6,417	—	6,417
Other assets(2)	1,401	3,922	5,323
Total assets - reportable segments	650,175	5,877	656,052
Corporate assets	—	—	263,554
Total Assets	$650,175	$5,877	$919,606

December 31, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$724	$—	$724
Reinsurance recoverable on unpaid losses	461,197	—	461,197
Loan to related party	86,883	—	86,883
Intangible assets, net	9,347	—	9,347
Cash and cash equivalents and investments(1)	163,767	3,165	166,932
Funds withheld receivable	10,956	—	10,956
Other assets(2)	227	2,477	2,704
Total assets - reportable segments	733,101	5,642	738,743
Corporate assets	—	—	271,212
Total Assets	$733,101	$5,642	$1,009,955
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The financial information relating to net premiums written by major line of business within the Legacy Reinsurance segment for the three and six months ended June 30, 2026 and 2025 are detailed below:

For the Three Months Ended June 30,	2026		2025
Net premiums written	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$514	35.8%	$1,380	126.0%
AmTrust Legacy Reinsurance	922	64.2%	(285)	(26.0)%
Legacy Reinsurance Segment	$1,436	100.0%	$1,095	100.0%

For the Six Months Ended June 30,	2026		2025
Net premiums written	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$1,289	31.5%	$1,380	126.0%
AmTrust Legacy Reinsurance	2,801	68.5%	(285)	(26.0)%
Legacy Reinsurance Segment	$4,090	100.0%	$1,095	100.0%

(1) Legacy Reinsurance underwriting results only include the post-combination period of May 28, 2025 to June 30, 2025.

The financial information for net premiums earned by major line of business within the Legacy Reinsurance segment for the three and six months ended June 30, 2026 and 2025 are detailed below:

For the Three Months Ended June 30,	2026		2025
Net premiums earned	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$571	16.4%	$1,390	57.4%
AmTrust Legacy Reinsurance	2,903	83.6%	1,032	42.6%
Legacy Reinsurance Segment	$3,474	100.0%	$2,422	100.0%

For the Six Months Ended June 30,	2026		2025
Net premiums earned	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$1,438	21.7%	$1,390	57.4%
AmTrust Legacy Reinsurance	5,193	78.3%	1,032	42.6%
Legacy Reinsurance Segment	$6,631	100.0%	$2,422	100.0%

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed maturity investments at June 30, 2026 and December 31, 2025 are as follows:

June 30, 2026	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills	$35,027	$—	$(1)	$35,026
U.S. agency bonds – mortgage-backed	20,002	350	(6)	20,346
Non-U.S. government bonds	53,023	2	(198)	52,827
Collateralized loan obligations	27,532	10	(24)	27,518
Corporate bonds	8,949	1	(43)	8,907
Total AFS fixed maturity investments	$144,533	$363	$(272)	$144,624

December 31, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills	$43,662	$11	$—	$43,673
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618
Non-U.S. government bonds	30,457	—	(162)	30,295
Collateralized loan obligations	62,593	52	(21)	62,624
Corporate bonds	11,456	2	(3)	11,455
Total AFS fixed maturity investments	$168,991	$860	$(186)	$169,665
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $419 at June 30, 2026 (December 31, 2025: $778). The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable for the three and six months ended June 30, 2026 and 2025.
The contractual maturities of our fixed maturities at June 30, 2026 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2026	Amortized cost	Fair value
Due in one year or less	$81,169	$81,029
Due after one year through five years	15,330	15,230
Due after five years through ten years	500	501
	96,999	96,760
U.S. agency bonds – mortgage-backed	20,002	20,346
Collateralized loan obligations	27,532	27,518
Total AFS fixed maturity investments	$144,533	$144,624

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bills	$35,026	$(1)	$—	$—	$35,026	$(1)
U.S. agency bonds – mortgage-backed	567	(6)	—	—	567	(6)
Non-U.S. government bonds	49,427	(198)	—	—	49,427	(198)
Collateralized loan obligations	20,842	(24)	—	—	20,842	(24)
Corporate bonds	8,406	(43)	—	—	8,406	(43)
Total temporarily impaired AFS fixed maturity investments	$114,268	$(272)	$—	$—	$114,268	$(272)
At June 30, 2026, there were 30 securities in an unrealized loss position with a fair value of $114,268 and unrealized losses of $272, all of which have been in an unrealized loss position for less than twelve months.

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Non-U.S. government bonds	$30,295	$(162)	$—	$—	$30,295	$(162)
Collateralized loan obligations	36,370	(21)	—	—	36,370	(21)
Corporate bonds	10,943	(3)	—	—	10,943	(3)
Total temporarily impaired AFS fixed maturity investments	$77,608	$(186)	$—	$—	$77,608	$(186)
At December 31, 2025, there were 20 securities in an unrealized loss position with a fair value of $77,608 and unrealized losses of $186, all of which have been in an unrealized loss position for less than twelve months.
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
Based on the Company's analysis at June 30, 2026, net unrealized gains on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At June 30, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, no allowance was recorded for expected credit losses on the Company's portfolio of AFS fixed maturity securities for the three and six months ended June 30, 2026 and 2025, respectively.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize the credit ratings of our fixed maturities as at June 30, 2026 and December 31, 2025:

June 30, 2026	Amortized cost	Fair value	% of Total fair value
U.S. treasury bills	$35,027	$35,026	24.2%
U.S. agency bonds – mortgage-backed	20,002	20,346	14.1%
AAA	37,002	36,955	25.5%
AA+, AA, AA-	17,899	17,873	12.4%
A+, A, A-	34,103	33,923	23.5%
BBB+, BBB, BBB-	500	501	0.3%
Total fixed maturities (1)	$144,533	$144,624	100.0%

December 31, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bills	$43,662	$43,673	25.8%
U.S. agency bonds – mortgage-backed	20,823	21,618	12.7%
AAA	64,404	64,436	38.0%
AA+, AA, AA-	13,305	13,288	7.8%
A+, A, A-	26,288	26,139	15.4%
BBB+, BBB, BBB-	509	511	0.3%
Total fixed maturities(1)	$168,991	$169,665	100.0%
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
The collateralized investments in direct lending entities of $53,127 at June 30, 2026 (December 31, 2025: $53,275) are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of June 30, 2026 and December 31, 2025. Please see Note 5(d). Fair Value Measurements for information regarding this investment.
Other investments
The table shows the composition of the Company's other investments at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair value	% of Total	Fair Value	% of Total
Private equity funds(1)	$33,491	19.3%	$31,732	18.3%
Privately held equity investments(1)	9,485	5.5%	9,248	5.4%
Private credit investments(1)	307	0.2%	192	0.1%
Equity method investments with fair value option elected	76,870	44.3%	78,911	45.5%
Investments in direct lending entities	53,127	30.7%	53,275	30.7%
Total other investments at fair value	$173,280	100.0%	$173,358	100.0%
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
The following table provides the cost and fair values of the equity securities held at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$5,135	$4,838	$5,135	$4,838
Privately held preferred stocks	6,010	6,910	6,010	6,910
Total equity securities	$11,145	$11,748	$11,145	$11,748
All privately held securities held at June 30, 2026 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

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

The table below shows the total value of the Company's equity method investments as of June 30, 2026 and December 31, 2025 including those classified as other investments under the fair value option:

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments at equity method	$33,413	30.3%	$33,532	29.8%
Real estate investments at fair value option elected	51,000	46.2%	51,000	45.4%
Other equity method investments at fair value option elected	25,870	23.5%	27,911	24.8%
Total equity method investments with fair value option	76,870	69.7%	78,911	70.2%
Total equity method investments	$110,283	100.0%	$112,443	100.0%

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of June 30, 2026, the summarized financial data of each equity method investment at March 31, 2026 and the Company's realized and unrealized gains (losses) or interest in income (loss) of equity method investments on these investments for the six months ended June 30, 2026:

	June 30, 2026		For the Three Months Ended March 31, 2026		For the Six Months Ended June 30, 2026
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Realized and unrealized gains (losses)(2)(3)
Silverstone Venture 1	$943	90.0%	$3,933	$1,484	$(1,366)
Silverstone Venture 2	4,342	86.8%	70	68	(85)
Silverstone Venture 3	20,585	70.2%	85	60	142
Extell Hudson Waterfront Holdings	51,000	25.0%	440	(24)	—
Seiden LP & Seiden MGMT LP(3)	33,413	100.0%	147	10	9
Total equity method investments	$110,283				$(1,300)
1.The Company included summarized financial data of its equity method investees as reported at March 31, 2026 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-Q for the three and six months ended June 30, 2026.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value.
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at June 30, 2026. The interest in income of equity method investments has been recorded on its own line item on the statements of operations instead of through realized and unrealized gains (losses).

c)Net Investment Income
Net investment income was derived from the following sources for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities	$827	$616	$1,712	$616
Income on funds withheld	27	20	55	20
Interest income from net loan receivable from AmTrust	1,015	659	2,152	659
Other investments	331	84	492	84
Cash and cash equivalents	268	166	718	200
	2,468	1,545	5,129	1,579
Investment expenses	(14)	(3)	(67)	(3)
Net investment income	$2,454	$1,542	$5,062	$1,576

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d)Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the specific identification method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

For the Three Months Ended June 30, 2026	Gross gains	Gross losses	Net
Fixed maturities	$145	$(80)	$65
Other investments	662	(3,711)	(3,049)
Net realized and unrealized investment gains (losses)	$807	$(3,791)	$(2,984)

For the Three Months Ended June 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$875	$(111)	$764
Equity securities	46	—	46
Other investments	512	(264)	248
Net realized and unrealized investment gains (losses)	$1,433	$(375)	$1,058

For the Six Months Ended June 30, 2026	Gross gains	Gross losses	Net
Fixed maturities	$215	$(98)	$117
Other investments	4,321	(6,083)	(1,762)
Net realized and unrealized investment gains (losses)	$4,536	$(6,181)	$(1,645)

For the Six Months Ended June 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$875	$(111)	$764
Equity securities	46	—	46
Other investments	512	(264)	248
Net realized and unrealized investment gains (losses)	$1,433	$(375)	$1,058
Realized and unrealized investment gains and losses from equity securities detailed in the table above include realized gains from sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized gains recognized for equity securities held at reporting date of June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net gains recognized for equity securities	$—	$46	$—	$46
Net gains recognized for equity securities divested	—	—	—	—
Net unrealized gains recognized for equity securities still held at the reporting date	$—	$46	$—	$46
Proceeds from sales of AFS fixed maturity investments were $10,365 and $48,482 for the three and six months ended June 30, 2026 (2025: $7,312 for both respective periods). Net unrealized gains included in accumulated other comprehensive income ("AOCI") at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Net unrealized gains on fixed maturity investments	$138	$679
Deferred income tax	—	—
Net unrealized gains, net of deferred income tax	$138	$679
Change, net of deferred income tax	$(541)	$679

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Restricted cash – third party agreements	$7,155	$7,767
Restricted cash – related party agreements	3,061	1,379
Total restricted cash	10,216	9,146
Restricted investments – in trust for third party agreements at fair value (amortized cost 2026: $48,323; 2025: $51,927)	48,535	52,350
Restricted investments – in trust for related party agreements at fair value (amortized cost 2026: $88,413; 2025: $102,313)	88,280	102,368
Restricted investments – receivable for investments sold under related party agreements	566	—
Total restricted investments	137,381	154,718
Total restricted cash and investments	$147,597	$163,864

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
•Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds, U.S. Treasury bills; and publicly traded equity securities;
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at June 30, 2026.
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
Equity securities: Equity securities can include both publicly traded and privately held common and preferred stocks. The fair value of publicly traded common and preferred stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and are included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs.
Privately held common and preferred stocks are valued using significant inputs that are either observable using quoted prices for identical or similar assets in markets that are not active, or unobservable where there is little or no market activity. For those investments where significant observable inputs are used in valuation such as unadjusted third party pricing sources, they are classified as Level 2 in the fair value hierarchy. Where management's assumptions and internal valuation models may be used to determine the fair values, these investments are classified as Level 3 in the fair value hierarchy. For investments without a readily determinable fair value, the measurement alternative can be elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions. At June 30, 2026 and December 31, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bills	$35,026	$—	$—	$—	$35,026
U.S. agency bonds – mortgage-backed	—	20,346	—	—	20,346
Non-U.S. government bonds	—	52,827	—	—	52,827
Collateralized loan obligations	—	27,518	—	—	27,518
Corporate bonds	—	8,907	—	—	8,907
Equity securities	—	4,838	6,910	—	11,748
Contingent Receivable	—	—	11,923	—	11,923
Other investments	—	—	132,829	40,451	173,280
Total investments	$35,026	$114,436	$151,662	$40,451	$341,575
As a percentage of total assets	3.8%	12.4%	16.5%	4.4%	37.1%

Underwriting-related derivative liability	$—	$—	$9,236	$—	$9,236

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bills	$43,673	$—	$—	$—	$43,673
U.S. agency bonds – mortgage-backed	—	21,618	—	—	21,618
Non-U.S. government bonds	—	30,295	—	—	30,295
Collateralized loan obligations	—	62,624	—	—	62,624
Corporate bonds	—	11,455	—	—	11,455
Equity securities	—	4,838	6,910	—	11,748
Contingent Receivable	—	—	9,955	—	9,955
Other investments	—	—	135,018	38,340	173,358
Total investments	$43,673	$130,830	$151,883	$38,340	$364,726
As a percentage of total assets	4.3%	13.0%	15.0%	3.8%	36.1%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at June 30, 2026 and December 31, 2025, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
Since fixed maturities other than U.S. treasury bonds and U.S. treasury bills generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At June 30, 2026 and December 31, 2025, no securities in our fixed maturity investment portfolio were priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service. At June 30, 2026 and December 31, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three and six months ended June 30, 2026.
(c) Level 3 Financial Instruments
At June 30, 2026, the Company holds Level 3 financial assets of $151,662 (December 31, 2025: $151,883); and Level 3 financial liabilities of $9,236 (December 31, 2025: $3,984).
The Level 3 financial assets include collateralized investments in direct lending entities of $53,127 at June 30, 2026 (December 31, 2025: $53,275) which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid and require long-term capital commitments, and so significant judgment was used in its valuation using discounted cash flows. However, collateral is held in excess of the fair value of this investment. Due to significant unobservable inputs required in its valuation, investments in direct lending entities are classified as Level 3 in the fair value hierarchy.
The Level 3 financial assets include privately held equity investments of $9,742 at June 30, 2026 (December 31, 2025: $9,742) and their fair values are estimated using quarterly unaudited capital and financial statements provided by the investee, option pricing models or market comparable transactions where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the fair values of these assets are classified as Level 3 in the fair value hierarchy.
The Company elected the fair value option for certain of its equity method investments at the acquisition date. The fair values of these equity method investments were $76,870 at June 30, 2026 (December 31, 2025: $78,911) and are presented in other investments and estimated using quarterly unaudited capital and financial statements provided by the investee, discounted cash flows and option pricing models, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in valuations, the fair values of these assets are classified as Level 3 in the fair value hierarchy.
The Level 3 financial assets include a contingent receivable related to a prior private equity investment in the insurance distribution industry where the Company will receive a series of distributions under terms of the asset purchase agreement. The net present value of potential distributions is $11,923 at June 30, 2026 (December 31, 2025: $9,955) which was reported in Other Assets on the Condensed Consolidated Balance Sheets. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value using discounted cash flows at each reporting period with any changes in fair value reported immediately in net income. Due to significant unobservable inputs in its valuation, the fair values of these assets are classified as Level 3 in the fair value hierarchy.
The Level 3 financial liability includes an underwriting-related derivative liability of $9,236 at June 30, 2026 (December 31, 2025: $3,984) for a reinsurance contract written by GLS which is included in accrued expenses and other liabilities as discussed in Note 11. Commitments and Contingencies. Its fair value was determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, the fair values are classified as Level 3 in the fair value hierarchy.
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2026 and 2025. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance - beginning of period	$152,840	$—	$151,883	$—
Acquired Level 3 investments	—	137,188	—	137,188
Purchases	860	1,723	1,886	1,723
Sales	(505)	(163)	(1,723)	(163)
Net realized and unrealized losses during the period	(1,533)	171	(384)	171
Total Level 3 investments - end of period	$151,662	$138,919	$151,662	$138,919

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at June 30, 2026:

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Valuation Inputs	Range of Unobservable Inputs (Low/High/Weighted Average)			Impact of Increases in Inputs
Private equity investments - preferred shares	$4,578	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	5.0%	(0.3)%	Higher fair value
Private equity investments - preferred shares	2,332		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	3.0 years	3.0 years	3.0 years	Lower fair value
			Equity Volatility	40.0%	65.0%	56.6%	Lower fair value
Private equity investments - preferred shares	1,559	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	7.5%	1.7%	Higher fair value
Private equity investments - preferred shares	1,273		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	2.5 years	3.0 years	2.7 years	Lower fair value
			Equity Volatility	65.0%	92.5%	80.1%	Lower fair value
Investment in direct lending entities	53,127	Discounted cash flows	Discount rate	22.0%	22.0%	22.0%	Lower fair value
	—	Discounted cash flows	Discount Rate	10.0%	25.0%	18.0%	Lower fair value
Silverstone Ventures	25,870		Term to Exit	3.0 years	9.0 years	3.6 years	Lower fair value
Extell Hudson Waterfront Holdings		Discounted cash flows & option pricing models	Discount Rate	6.8%	6.8%	6.8%	Lower fair value
			Exit Cap Rate	5.5%	5.5%	5.5%	Lower fair value
	51,000		Equity Volatility	37.4%	37.4%	37.4%	Lower fair value
			Term to Exit	5.7 years	5.7 years	5.7 years	Lower fair value
			Discount for Lack of Marketability - OPM	15.0%	18.0%	16.5%	Lower fair value
			Discount for Lack of Marketability	10.0%	10.0%	10.0%	Lower fair value
Total Level 3 Investments	$139,739
Contingent Receivable	$11,923	Discounted cash flows & Option pricing models	EBITDA & Commission Discount Rate	9.2%	9.2%	9.2%	Lower fair value
			EBITDA & Commission Equity Volatility Rate	25.0%	25.0%	25.0%	Lower fair value

Underwriting-related derivative liability	$9,236	Discounted cash flows	Duration matched discount rates & arbitration decision	5.5%	5.5%	5.5%	Lower fair value

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
At June 30, 2026, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At June 30, 2026, the carrying value of the net loan receivable from related party approximates fair value. The fair value of the net loan receivable is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
The fair values of the Company's outstanding Senior Notes (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy. The following table presents the respective principal amount and fair values for the Senior Notes as at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$49,148	$110,000	$57,200
Senior Notes - MHNC – 7.75%	152,361	71,610	152,361	96,292
Total Senior Notes	$262,361	$120,758	$262,361	$153,492

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
The Company’s authorized share capital after the Combination consists of 42,500,000 common shares. The Company's common shares have a par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. For the three and six months ended June 30, 2026, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At June 30, 2026, the aggregate authorized share capital of the Company is 42,500,000 shares of which 10,108,600 common shares were issued. This includes 7,824,030 common shares outstanding, and 2,284,570 treasury shares as discussed further below. The remaining 32,391,400 shares are undesignated at June 30, 2026 which include 737,943 common shares that will be issued and outstanding upon vesting of restricted shares and performance shares.
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
During the three and six months ended June 30, 2026, a total of 61,753 and 710,322 restricted share awards were granted to employees under the Kestrel Group Plan (2025: 51,209).
During the three and six months ended June 30, 2026, a total of 184,764 performance awards ("Performance Award") were issued to senior officers of the Company on May 13, 2026 for fiscal year 2026 pursuant to the Kestrel Group Plan. The Performance Award is subject to a one-year performance period beginning on January 1, 2026 and ending on December 31, 2026, during which the designated performance goal must be achieved. The performance goal for this performance period will be based upon the EBITDA of the Company's Program Services segment. If the threshold level of performance is not met, the Performance Award will be forfeited immediately upon certification by the Committee.
c)Treasury Shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, the Company repurchased 47,036 common shares at an average price of $10.32 per share from employees, which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares. There were no share repurchases from employees during the three months ended June 30, 2026 and during the three and six months ended June 30, 2025.
The table below includes the total number of treasury shares outstanding at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of common shares held by Maiden Reinsurance treated as treasury shares	2,237,534	2,237,534
Number of treasury shares due to common share repurchases by Kestrel Group	47,036	—
Total number of treasury shares at the end of the reporting period	2,284,570	$2,237,534

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
d)AOCI
The following table sets forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2026	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$59	$478	$537
Other comprehensive loss before reclassifications	(147)	(645)	(792)
Amounts reclassified from AOCI to net loss, net of tax	226	—	226
Net current period other comprehensive income (loss)	79	(645)	(566)
Ending balance, Kestrel shareholders	$138	$(167)	$(29)

For the Three Months Ended June 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$—	$—	$—
Other comprehensive income before reclassifications	485	74	559
Net current period other comprehensive income	485	74	559
Ending balance, Kestrel shareholders	$485	$74	$559
For the Six Months Ended June 30, 2026	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$679	$237	$916
Other comprehensive loss before reclassifications	(759)	(404)	(1,163)
Amounts reclassified from AOCI to net loss, net of tax	218	—	218
Net current period other comprehensive loss	(541)	(404)	(945)
Ending balance, Kestrel shareholders	$138	$(167)	$(29)
For the Six Months Ended June 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$—	$—	$—
Other comprehensive income before reclassifications	485	74	559
Net current period other comprehensive income	485	74	559
Ending balance, Kestrel shareholders	$485	$74	$559

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At June 30, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The following tables detail the issuances of Senior Notes outstanding at June 30, 2026 and December 31, 2025:

June 30, 2026	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,361	43,951	87,312
Carrying value	$66,639	$108,410	$175,049

December 31, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	43,627	44,332	87,959
Carrying value	$66,373	$108,029	$174,402

Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.77%	11.63%
Total interest and amortization expense incurred on the Senior Notes for the three and six months ended June 30, 2026 was $5,104 and $10,200, respectively, compared to $1,899 for the three and six months ended June 30, 2025, respectively. Accrued interest payable was $1,342 at June 30, 2026 and December 31, 2025, respectively. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $327 and $647 for the three and six months ended June 30, 2026, respectively, compared to $114 for the three and six months ended June 30, 2025, respectively.
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the six months ended June 30, 2026 and 2025 was as follows:

For the Six Months Ended June 30,	2026	2025
Premiums written
Direct	$1,287	$1,379
Assumed	2,804	(283)
Ceded	(1)	(1)
Net	$4,090	$1,095
Premiums earned
Direct	$1,466	$1,384
Assumed	5,195	1,039
Ceded	(30)	(1)
Net	$6,631	$2,422
Loss and LAE
Gross loss and LAE	$3,811	$(6,171)
Loss and LAE ceded	(41)	210
Net	$3,770	$(5,961)
The Company's reinsurance recoverable on unpaid losses balance as at June 30, 2026 was $412,121 (December 31, 2025: $461,197) presented in the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company's total allowance for expected credit losses on its reinsurance recoverable balance was $1,613 (December 31, 2025: $1,740).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$1,930	$—	$1,740	$—
Expected credit losses on acquired recoverables under the Combination	—	1,655	—	1,655
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(317)	—	(127)	—
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,613	$1,655	$1,613	$1,655
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $31,521 at June 30, 2026 (December 31, 2025: $32,791). The recoverable due from Cavello is net of an allowance for expected credit losses of $710 as at June 30, 2026 (December 31, 2025: $689).
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of June 30, 2026, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $379,391 (December 31, 2025: $427,013) which was net of an allowance for expected credit losses of $901 as at June 30, 2026 (December 31, 2025: $1,048).
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of June 30, 2026, the amount of collateral required was $351,466 (December 31, 2025: $362,501). Under the terms of the LPT/ADC Agreement, covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at June 30, 2026. On February 13, 2026, S&P Global Ratings affirmed the BBB+ issuer credit rating on Enstar, and affirmed the A issuer credit and financial strength ratings on its operating subsidiary, Cavello.
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

	June 30, 2026	December 31, 2025
Reserve for reported loss and LAE	$269,146	$312,567
Reserve for losses incurred but not reported ("IBNR")	285,195	324,602
Reserve for loss and LAE	$554,341	$637,169
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2026	2025
Gross loss and LAE reserves, January 1	$637,169	$—
Less: reinsurance recoverable on unpaid losses, January 1	461,197	—
Net loss and LAE reserves, January 1	175,972	—
Net incurred losses related to:
Current year	1,562	1,827
Prior years	2,208	(7,788)
	3,770	(5,961)
Net paid losses related to:
Current year	(134)	(391)
Prior years	(31,611)	(22,115)
	(31,745)	(22,506)
Net Maiden Legacy run-off business acquired	—	221,109
Effect of foreign exchange rate movements	(5,777)	10,270
Net loss and LAE reserves, June 30	142,220	202,912
Reinsurance recoverable on unpaid losses, June 30	412,121	520,520
Gross loss and LAE reserves, June 30	$554,341	$723,432
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
Prior period loss development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable PPD reflects changes in management's best estimate of ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes total PPD for our Legacy Reinsurance segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Prior Year Loss Development (favorable) adverse
Diversified Reinsurance legacy business	$(359)	$125	$(633)	$125
AmTrust Reinsurance legacy business	2,290	(7,913)	2,841	(7,913)
Total PPD for Legacy Reinsurance Segment	$1,931	$(7,788)	$2,208	$(7,788)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
Legacy Reinsurance Segment: Diversified Business
In the Diversified Reinsurance legacy operations, there was favorable PPD of $359 and $633 for the three and six months ended June 30, 2026, respectively, primarily driven by favorable loss development for international run-off business. This compared to the adverse PPD of $125 for the three and six months ended June 30, 2025 which was primarily driven by adverse development in GLS business.
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$1,340	$(4,200)	$1,710	$(4,200)
LPT/ADC Agreement	(57)	(3,718)	122	(3,718)
European Hospital Liability Quota Share	1,007	5	1,009	5
Total AmTrust Reinsurance PPD	$2,290	$(7,913)	$2,841	$(7,913)
In the AmTrust Legacy Reinsurance operations, adverse PPD of $2,290 and $2,841 was experienced during the three and six months ended June 30, 2026, respectively, compared to favorable PPD was $7,913 for the three and six months ended June 30, 2025. Net adverse PPD for the three and six months ended June 30, 2026 and net favorable PPD for the three and six months ended June 30, 2025 was primarily experienced due to foreign currency fluctuations on loss reserves denominated in non-USD currencies. The impact of adverse foreign exchange fluctuations was $2,310 for the three months ended June 30, 2026.

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
The Kestrel equityholders at the closing date of the Combination received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 18.0% of the Company's issued Common Shares at June 30, 2026, and 776,040 Common Shares issued to AmTrust, constituting 7.7% of the Company's issued Common Shares at June 30, 2026.
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
At June 30, 2026, the shares previously owned by KILH are now held indirectly by Terry Ledbetter and Luke Ledbetter. Terry Lee Ledbetter beneficially owns 1,038,921 common shares (133,039 common shares held directly and 905,882 common shares held indirectly by Terry Lee Ledbetter together with Reta Laurie Ledbetter, through his or her role as co-trustee of Terry Lee Ledbetter and Reta Laurie Ledbetter 2000 Revocable Trust). Luke Ledbetter beneficially owns 1,038,921 common shares (133,039 common shares held directly and 905,882 common shares held indirectly through his role as trustee of each of the Bradford Luke Ledbetter 2006 Grantor Trust No. 2 and the Shari Ann Ledbetter Irrevocable 2019 Trust). Together, Terry Ledbetter, Luke Ledbetter, and these trusts hold approximately 20.6% of total issued Kestrel Group common shares and through KILH hold the right to nominate (a) two non-independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel LLC with the option for Kestrel LLC to purchase certain insurance carriers owned by AmTrust North America Inc. Kestrel LLC also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. The Company incurred costs related to this agreement of $110 and $247 during the three and six months ended June 30, 2026, respectively, compared to $96 and $244 for the same periods in 2025. These amounts are presented in general and administrative expenses in the condensed consolidated statement of operations and include professional services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Kestrel LLC also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination, Kestrel has the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the three and six months ended June 30, 2026 and 2025 were based on the net premiums associated with this agreement.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross and net premiums written	$922	$(285)	$2,801	$(285)
Net premiums earned	2,903	1,032	5,193	1,032
Net loss and LAE	(1,935)	3,082	(4,313)	3,082
Commission and other acquisition expenses	(531)	(106)	(1,277)	(106)
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
On December 31, 2025, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Condensed Consolidated Balance Sheets at June 30, 2026. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
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
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $69,443 at June 30, 2026 (December 31, 2025: $86,883). There was no allowance for expected credit losses recognized on the loan receivable at June 30, 2026 and December 31, 2025. Net interest income on the net loan receivable was $1,015 and $2,152 for the three and six months ended June 30, 2026, respectively, with an effective yield of 5.5% and 5.5%, respectively. This compared to net interest income of $659 for the three and six months ended June 30, 2025 with an effective yield of 5.8%.
•The Company separately presents accrued interest on its net loan receivable on the Condensed Consolidated Balance Sheet under accrued investment income. The accrued interest receivable on the net loan receivable was $1,053 at June 30, 2026 (December 31, 2025: $1,310). The Company elected the practical expedient under Topic 326 to exclude accrued interest for purposes of identifying and measuring any impairments under the allowance for expected credit losses standard.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at June 30, 2026 was $85,799 (December 31, 2025: $97,876) and the accrued interest was $350 (December 31, 2025: $668).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, Maiden entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $34 and $71 of investment management fees for the three and six months ended June 30, 2026 under this agreement compared to $3 of investment management fees for the three and six months ended June 30, 2025.
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
Under these agreements, the AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, offered renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, were cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. At June 30, 2026, Maiden LF and Maiden GF had substantially completed all the main contractual obligations as per the respective agreements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025. The following describes the Company's current commitments, contingencies and concentrations as of June 30, 2026:
a)Concentrations of Credit Risk
At June 30, 2026, the Company’s assets where significant concentrations of credit risk may exist include total investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to Note 8. Reinsurance for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the three and six months ended June 30, 2026 and 2025, this revenue stream is highly concentrated with an individual customer. For the three and six months ended June 30, 2026, fee revenue from this client accounted for $3,210 or 85.8% and $5,628 or 82.0% of total fee revenue earned compared to $182 or 33.5% and $534 or 39.5% for the three and six months ended June 30, 2025, respectively.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at June 30, 2026.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at June 30, 2026 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The total unfunded commitments on other investments and equity method investments was $21,164 at June 30, 2026 (December 31, 2025: $24,840). The table below shows total unfunded commitments by type of investment as at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Total unfunded commitments on other investments	$9,061	42.8%	$11,164	44.9%
Total unfunded commitments on equity method investments	12,103	57.2%	13,676	55.1%
Total unfunded commitments on alternative investments	$21,164	100.0%	$24,840	100.0%
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
As discussed above, at June 30, 2026, guarantees of $70,739 (December 31, 2025: $73,170) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
Other Contingent Commitments
As a result of the Combination Agreement, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45,000 divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to May 27, 2025 through May 31, 2028 ("Performance Period"), and (y) 2,750,000 common shares of Kestrel Group.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On June 30, 2026 and December 31, 2025, the fair value of this contingent consideration was $0 as business subject to the earn out consideration computation was re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through June 30, 2026. There was no change in the fair value of the earn out liability for the three and six months ended June 30, 2026, compared to an increase of $2,679 for the three and six months ended June 30, 2025, respectively, which was recorded in the condensed consolidated statement of operations.
At June 30, 2026, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $11,923 which is classified as a receivable and reported in Other Assets on the Condensed Consolidated Balance Sheets at June 30, 2026 (December 31, 2025: $9,955). Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with unrealized gains of $1,765 and $1,968 for the three and six months ended June 30, 2026, respectively, recorded in the condensed consolidated statement of operations through foreign exchange and other gains compared to $0 for the same respective periods in 2025.
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
Kestrel leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in December 2027. The Austin office is the Company's principal executive office since February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement. The Company also leases office space in a building in New York City which Maiden has leased since April 2024; this created a right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises a majority of the lease liability and right-of-use asset recognized on the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 7.2%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At June 30, 2026, the Company's future lease obligations of $1,945 (December 31, 2025: $2,054) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with the right-of-use asset presented as part of other assets. At June 30, 2026, the Company's right-of-use lease asset was $1,915 (December 31, 2025: $2,029). The Company's weighted-average remaining lease term is approximately 7.8 years at June 30, 2026.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Operations. The Company's total office lease expense was $155 and $284 for three and six months ended June 30, 2026, respectively (2025: $91 and $151, respectively) recognized in general and administrative expenses consistent with prior accounting treatment under Topic 840. At June 30, 2026, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

June 30, 2026
2026	$182
2027	366
2028	277
2029	284
2030	305
Thereafter	1,144
Discount for present value	(613)
Total discounted operating lease liabilities	$1,945

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
In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. On October 6, 2025, Maiden filed a motion to dismiss, and the Court held oral argument on the fully-briefed motion. On April 20, 2026, the Court issued an order denying the motion to dismiss and directing the defendants to submit an answer to the complaint by May 18, 2026. Defendants filed their answer to the complaint on the May 18, 2026 deadline. Discovery is now proceeding in the action. Both plaintiffs and defendants have made productions of documents and served deposition notices. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
GLS Arbitration Proceedings
The Company most recently reported on an arbitration proceeding involving a subsidiary of GLS in the Current Report on Form 8-K filed on June 8, 2026 (“June 8-K”), which disclosure is incorporated herein by reference. Except as disclosed below, there have been no material changes to the proceeding as previously disclosed in the June 8-K.
As a result of the final award issued by the arbitration panel on June 2, 2026 ("Final Award"), there were required adjustments to amounts previously paid by GLS under the subject reinsurance agreement, including repayment of $5,253 of the $10,805 previously paid by GLS related to the reinsurance premium protection (“RPP”) coverage, as well as required adjustments to amounts held in trust as security related to the adverse development coverage (“ADC”) of the subject reinsurance agreement. After effectuating implementation of the Final Award, the arbitration panel relinquished its jurisdiction during July 2026.
At June 30, 2026, the Company recorded $5,253 under reinsurance balances receivable with an offsetting amount accrued in the Company's underwriting-related derivative liability under accrued expenses and other liabilities as a result of the Final Award. This amount was collected subsequent to June 30, 2026 and, along with amounts to be released from the trust supporting the ADC coverage, was settled pursuant to the terms of the Final Award and the panel decisions required in connection with its implementation.
The Company remains subject to its continuing obligations under the reinsurance agreement and is therefore exposed to the full limits of coverage thereunder. At the end of certain periods specified in the Final Award, the billing, accounting, reserves and security are to be adjusted to reflect the actual amounts due and owing as set forth in the cedant's books and records. The Company is awaiting updated information from the cedant to evaluate its exposure that may be due and payable under the terms of the Final Award. Depending on its evaluation of information to be received from the cedant, it is possible that the Company may recognize additional losses which could be up to and including the full limits of its exposure, less amounts presently reserved. The amount and timing of any such financial statement impacts remain subject to completion of these evaluations. As of June 30, 2026, the maximum additional exposure to these losses is currently $28,230. GLS expects to fully enforce its rights and remedies under the terms of the reinsurance agreement.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(8,082)	$69,927	$(15,513)	$69,533
Amount allocated to participating common shareholders(1)	—	(185)	—	(115)
Net (loss) income attributable to Kestrel common shareholders	$(8,082)	$69,742	$(15,513)	$69,418

Denominator:
Weighted average number of common shares – basic and diluted(1)(2)	7,824,030	4,635,406	7,788,420	3,692,701

Basic and diluted (loss) earnings per share attributable to Kestrel shareholders:	$(1.03)	$15.05	$(1.99)	$18.80
(1)At June 30, 2026, there were 737,943 unvested restricted shares and performance shares and 3,375 stock options that may be potentially dilutive in periods where income is reported. These securities were not included in the loss per share calculations for the three and six months ended June 30, 2026. There were no potentially dilutive securities for the three and six months ended June 30, 2025.
(2)For the three and six months ended June 30, 2025, the number of common shares outstanding decreased as a result of the reverse stock split, therefore the computations of basic and diluted EPS was adjusted retroactively for all periods presented to reflect that change in capital structure. As discussed in Note 1. Organization, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. The equityholders of Kestrel LLC at the closing date received 2,749,996 common shares of the Kestrel Group.

13. Income Taxes
The Company recognized income tax benefit of $112 and $106 for the three and six months ended June 30, 2026 compared to income tax expense of $3 and $95 for the same respective periods in 2025. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S.
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
At June 30, 2026, the Company has available net operating loss ("NOL") carry-forwards of $471,645 (December 31, 2025: $473,094) for income tax purposes. Approximately $383,409 (December 31, 2025: $388,724) of NOL carryforwards expire in various years beginning in 2029. As of June 30, 2026, approximately $88,236 or 18.7% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2025: $84,370 or 17.8%).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Business Combination
On May 27, 2025, Kestrel LLC completed the business combination with Maiden, pursuant to the terms of the Combination Agreement. The equityholders of Kestrel LLC at the closing date received an aggregate of $40,000 in upfront cash and 2,749,996 common shares of the combined company. In addition, the former equityholders of Kestrel LLC remain entitled to receive contingent consideration up to the lesser of (x) $45,000 payable in common shares of Kestrel Group upon the achievement of certain financial milestones during the Performance Period, and (y) 2,750,000 common shares of Kestrel Group. After the closing of the Combination Agreement, the group was rebranded as Kestrel Group and is the successor company to Maiden. The Company’s authorized share capital consists of 42,500,000 shares.
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
At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $183,843 which exceeded the consideration effectively transferred of $115,537, resulting in a final bargain purchase gain of $68,306 as shown in the table on the next page, and recognized in the Company's Consolidated Statement of Operations in the year ended December 31, 2025. The gain on bargain purchase of $73,590 recognized in the three and six months ended June 30, 2025 was the differential between the estimated fair value of net assets of Maiden acquired on May 27, 2025 and the equity consideration effectively transferred to Maiden shareholders on that date based on the initial assessment of fair values acquired.
As discussed in Part II, Item 8. Notes to Consolidated Financial Statements: Note 17. Business Combination included in the Company's Form 10-K filed on March 13, 2026, the fair value of net acquired assets of Maiden had a decrease of $5,284 from the provisional fair value on May 27, 2025 due to updated information for certain underlying investment assets and was recorded against the estimated gain on bargain purchase recognized for the year ended December 31, 2025.
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Business Combination (continued)
On June 30, 2026, the fair value of this contingent consideration was $0 as business subject to the earn out consideration computation continues to be re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through June 30, 2026. There was no change in the fair value of the earn out liability for the three and six months ended June 30, 2026, compared to an increase of $2,679 for the three and six months ended June 30, 2025, respectively, which was recorded in the condensed consolidated statement of operations.
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
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets. At the closing date of May 27, 2025, the intangible assets acquired also consist of the value of business acquired ("VOBA"). The following table presents the weighted average amortization period and other components of intangible assets acquired at May 27, 2025 and June 30, 2026. Accumulated amortization for the intangible assets was $4,188 at June 30, 2026:

	Weighted Average Amortization Period	May 27, 2025	Accumulated Amortization at June 30, 2026	June 30, 2026
Value of Business Acquired	5.0 years	$2,207	$(806)	$1,401
Fair value discount on net reserves acquired	32.0 years	9,657	(3,382)	6,275
Total Intangible Assets	27.3 years	$11,864	$(4,188)	$7,676
The aggregate amortization expense for intangible assets was $833 and $1,671 for the three and six months ended June 30, 2026 (2025: $426). This included $646 and $1,445 of amortization for the fair value on net reserves acquired reported in general and administrative expenses (2025: $302) and $187 and $226 of amortization on the fair value of business acquired reported in commission and other acquisition expenses (2025: $124).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Business Combination (continued)
The following table presents the estimated aggregate amortization expense for the five succeeding fiscal years on intangible assets held at June 30, 2026:

	2026	2027	2028	2029	2030
Amortization expense: VOBA	$504	$476	$247	$102	$72
Amortization expense: fair value discount on net reserves acquired	753	1,413	1,243	1,066	632
Total amortization expense	$1,257	$1,889	$1,490	$1,168	$704

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
As a result of the Combination on May 27, 2025, the Company acquired Maiden's legacy operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's senior notes outstanding. Maiden's results for the three and six months ended June 30, 2025 only include operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
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

Overview
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination ("Combination"), forming a new, publicly listed specialty program group operating under the name Kestrel Group Ltd (“Kestrel Group” or "Parent Company"). Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at the close of market on May 27, 2025 and Kestrel Group shares began trading on the Nasdaq at open of market on May 28, 2025 under the ticker symbol “KG”. Upon the closing of the Transactions (the “Closing”), Maiden and Kestrel LLC are now wholly owned subsidiaries of the Company, which was rebranded as Kestrel Group and renamed “Kestrel Group Ltd” ("Kestrel" or the "Company").
The Combination created a capital-light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns, supported by a commitment to innovation, client service and long-term relationships.
Kestrel specializes in providing fronting services to insurance program managers, managing general agencies (MGAs), reinsurers, and reinsurance brokers. Kestrel facilitates insurance transactions through its exclusive management contracts with four insurance carriers, all of which are rated A- “Excellent” by A.M. Best. These contracts enable Kestrel to offer both admitted and surplus lines in all U.S. states. Kestrel LLC generally does not assume significant underwriting risk and produces lines of business such as casualty, workers’ compensation, catastrophe-exposed property, and non-catastrophe-exposed property, with diverse risk durations, sizes, and product types.
Kestrel continues to write business through its exclusive use of four A.M. Best A- FSC XV insurance carriers Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company and Republic Fire and Casualty Insurance Company (collectively, “AmTrust Insurance Companies”), all subsidiaries of AmTrust Financial Services, Inc. (“AmTrust”). Kestrel currently retains an option to acquire the AmTrust Insurance Companies for a period of up to three years following the Closing. AmTrust is a significant shareholder of Kestrel. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust.
As of June 30, 2026, Maiden Reinsurance Ltd. ("Maiden Reinsurance") owned 22.2% of the Company's total issued and outstanding common shares, which is eliminated for accounting and financial reporting purposes in the Company's condensed consolidated financial statements. On April 29, 2025, former Maiden shareholders approved a proposal removing the 9.5% voting limitation at the Company's special general meeting of shareholders (the "Special Meeting"). Maiden Reinsurance's ownership of common shares was made in compliance with its investment policy and was approved by the Vermont Department of Financial Regulation ("Vermont DFR").
Current Operations
Our business consists of two reportable segments: Program Services and Legacy Reinsurance.
Our Program Services segment consists of a cohesive suite of products and services offered by Kestrel that are integrated and interdependent. Kestrel’s revenue is highly concentrated because of a capacity distribution agreement with an individual single customer. Capacity distribution fees are collected from program managers or MGAs for providing support services and granting contractual access to our insurance carrier network and are considered a single performance obligation. Support services under these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage. Kestrel considers these arrangements a single revenue stream.
Our Legacy Reinsurance segment consists of primarily reinsurance business previously produced by Maiden, which had been segregated into two reportable segments: AmTrust Reinsurance and Diversified Reinsurance. Business formerly classified in the AmTrust Reinsurance segment is now described as "AmTrust Reinsurance Legacy Business" and business formerly classified in the Diversified Reinsurance segment is referred to as "Diversified Reinsurance Legacy Business" within this new segment.
AmTrust Reinsurance Legacy Business includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AEL and AIU DAC, both of which are in run-off since January 1, 2019, as discussed in Note 10. Related Party Transactions of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduce its exposure and limit the potential volatility related to AmTrust liabilities, as discussed in Note 8. Reinsurance of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
Diversified Reinsurance legacy business comprises a run-off portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe, as well as transactions previously entered into by Genesis Legacy Solutions ("GLS") as described in Note 1. Basis of Presentation under Legacy Reinsurance Operations.
The Company does not presently underwrite prospective reinsurance risks, though it may selectively deploy underwriting capacity in the future to optimize shareholder returns in support of its Program Services operations, as further discussed under "Business Strategy" below.

Business Strategy
Our strategic focus centers on growing the fee income component of our Program Services business, which will increase our earnings before interest, taxes, depreciation and amortization ("EBITDA") while effectively managing the continuing run-off of the legacy Maiden alternative asset and reinsurance portfolios. This growth strategy may, from time to time, involve selectively deploying underwriting capacity to optimize shareholder returns in support of the business.
We continue to pursue reinsurance mechanisms with our existing partners that would selectively deploy the Company's underwriting capacity to facilitate and accelerate the growth of our Program Services segment.
We believe this strategy will generate the greatest risk-adjusted shareholder returns and increase EBITDA and book value for our common shareholders over both the near and long term. We expect these areas of strategic focus to enhance our profitability, which would in turn increase the likelihood of fully utilizing our significant net operating loss ("NOL") carryforwards, as described further below, and thereby increase both GAAP book value and shareholder value. Recognition of the related deferred tax asset on our Condensed Consolidated Balance Sheet remains a leading priority for the Company.
As a result of the Combination, we held $218.4 million in alternative investments as of June 30, 2026, including equity securities, equity method investments and other investments across a wide variety of asset classes. See "Liquidity and Capital Resources - Other Investments, Equity Method Investments and Equity Investments" for further information on these asset classes, including a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly with respect to private assets, indicate that it may take longer than expected to achieve those returns and we have factored that into future capital allocation decisions.
Prior to the Combination, Maiden had determined that its asset management strategy did not serve its longer-term strategic goals, which had shifted toward developing or acquiring fee income oriented insurance operations. Maiden ceased making commitments to these alternative asset classes and began disposing of these investments. Following the Combination, we have continued to pursue this objective and are seeking appropriate opportunities to dispose of these assets, which we believe is a high priority in support of growing our Program Services business.
Accordingly, we expect our alternative investment portfolio to continue to decrease in future periods, as we believe repositioning our balance sheet and increasing our liquidity is critical in support of our current initiatives. We have not made, and do not expect to make, any new commitments to alternative investments at this time.
While we believe that the Combination will increase the likelihood of achieving our stated objectives, there can be no assurance that our insurance liabilities will run-off at levels that will allow us to achieve those goals. As a result, we continue to pursue finality solutions to resolve the AmTrust liabilities not covered by the LPT/ADC Agreement, including through third-parties. There is no guarantee that we will execute such finality solutions and they could involve significant charges to execute. We are actively evaluating the potential costs and benefits of such solutions, to the extent they become available to the Company.
NOL Carryforwards
We believe the Combination and our ability to increase EBITDA will create opportunities to utilize the Company's NOL carryforwards that totaled $471.6 million at June 30, 2026. Approximately $383.4 million of NOL carryforwards expire in various years beginning in 2029. As of June 30, 2026, $88.2 million or 18.7% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law.
The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $139.9 million or $17.88 per common share at June 30, 2026.
Maiden's net U.S. DTA of $139.9 million is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. Additionally, Kestrel's DTA of $11.0 million, which relates to tax basis intangibles, is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA balances as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see Note 13. Income Taxes included under Part 1 Item 1 "Financial Information" of the Quarterly Report on Form 10–Q for the six months ended June 30, 2026.

Three and Six Months Ended June 30, 2026 and 2025 Financial Highlights

For the Three Months Ended June 30,	2026	2025	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(8,082)	$69,927	$(78,009)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders(2)	(1.03)	15.05	(16.08)
Gross premiums written	1,435	1,096	339
Net premiums earned	3,474	2,422	1,052
Fee revenue	3,742	544	3,198
Underwriting loss and fee income(3)	1,047	5,610	(4,563)
Net investment results(9)	(520)	2,600	(3,120)
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(6,740)	5,394	(12,134)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)	(0.86)	1.12	(1.98)
Annualized non-GAAP operating return on average shareholders' equity(1)	(23.0)%	28.0%	(51.0)%

For the Six Months Ended June 30,	2026	2025	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(15,513)	$69,533	$(85,046)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders(2)	(1.99)	18.80	(20.79)
Gross premiums written	4,090	1,096	2,994
Net premiums earned	6,631	2,422	4,209
Fee revenue	6,862	1,351	5,511
Underwriting loss and fee income(3)	(1,130)	5,845	(6,975)
Net investment results(9)	3,426	2,634	792
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(17,352)	5,000	(22,352)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)	(2.23)	1.32	(3.55)
Annualized non-GAAP operating return on average shareholders' equity(1)	(28.9)%	13.0%	(41.9)

	June 30, 2026	December 31, 2025	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$389,343	$417,493	$(28,150)
Total assets	919,606	1,009,955	(90,349)
Reserve for loss and LAE	554,341	637,169	(82,828)
Senior notes - principal amount	262,361	262,361	—
Common shareholders' equity	113,960	128,284	(14,324)
Total capital resources(5)	376,321	390,645	(14,324)
Ratio of debt to total capital resources(8)	69.7%	67.2%	2.5%
Book Value calculations:
Book value per common share(6)	$14.57	$16.57	$(2.00)
Diluted book value per common share(7)	13.31	16.28	(2.97)
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
(3)Underwriting income (loss) and fee income (loss) is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
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
(7)Diluted book value per common share is calculated by dividing shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options, restricted shares and performance based shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.
(8)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(9)Net investment results include the sum of net investment income, net realized and unrealized gains (losses), and interest in income (loss) of equity method investments.

Key Financial & Operating Measures
In addition to our key financial measures presented in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (loss) income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition - Results of Operations and Non-GAAP Measures" and are summarized as follows:
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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized and unrealized investment gains (losses); (2) foreign exchange and other gains (losses); (3) interest in income (loss) of equity method investments; and (4) amortization of intangible assets. It also excludes on a non-recurring basis: (1) the bargain purchase gain resulting from the Combination on May 27, 2025, (2) the change in fair value of the earn out liability; (3) litigation costs from GLS related arbitration; (4) restructuring and severance costs; and (5) costs incurred due to the Combination on May 27, 2025.
We excluded net realized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, the bargain purchase gain on the Combination, the change in fair value of the earn out liability, litigation costs from GLS related arbitration; restructuring and severance costs; and costs incurred due to the Combination on May 27, 2025 are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
Underwriting income and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Program Services segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Condensed Consolidated Financial Statements in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of little value to readers as they evaluate the financial results of the Company. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
The critical accounting policies and estimates should also be read in conjunction with Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies included under Part II, Item 8 "Financial Statements and Supplementary Data" of our Annual Report Form 10-K filed on March 13, 2026 for a full understanding of the Company’s accounting policies. There have been no changes during the three and six months ended June 30, 2026 to those critical accounting policies and estimates disclosed in our Annual Report.

Results of Operations
As a result of the Combination on May 27, 2025, the Company acquired Maiden's legacy operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's senior notes outstanding. Maiden's results for the three and six months ended June 30, 2025 only include operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
The following table sets forth our selected unaudited Condensed Consolidated Statement of Operations data for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross premiums written	$1,435	$1,096	$4,090	$1,096
Net premiums written	$1,436	$1,095	$4,090	$1,095
Net premiums earned	$3,474	$2,422	$6,631	$2,422
Fee revenue	3,742	544	6,862	1,351
Net loss and LAE	(1,515)	5,961	(3,770)	5,961
Commission and other acquisition expenses	(983)	(394)	(2,456)	(394)
General and administrative expenses(1)	(3,671)	(2,923)	(8,397)	(3,495)
Underwriting & fee income (loss)(2)	1,047	5,610	(1,130)	5,845
Other general and administrative expenses(1)	(6,822)	(2,570)	(14,340)	(3,141)
Net investment income	2,454	1,542	5,062	1,576
Net realized and unrealized investment (losses) gains	(2,984)	1,058	(1,645)	1,058
Change in fair value of earn out liability	—	(2,679)	—	(2,679)
Gain on bargain purchase	—	73,590	—	73,590
Foreign exchange and other gains (losses)	2,278	(5,102)	4,498	(5,102)
Interest and amortization expenses	(4,177)	(1,519)	(8,073)	(1,519)
Income tax benefit (expense)	112	(3)	106	(95)
Interest in income of equity method investments	10	—	9	—
Net (loss) income	$(8,082)	$69,927	$(15,513)	$69,533
(1)Underwriting and fee income (loss) related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Operations.
(2)Underwriting and fee income (loss) is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)The Company does not present certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.

Results for the three months ended June 30, 2026
Net loss for the three months ended June 30, 2026 was $8.1 million compared to net income of $69.9 million for the same respective period in 2025. Net income for the three months ended June 30, 2025 was substantially the result of the gain on bargain purchase of $73.6 million due to the completion of the Combination on May 27, 2025 as discussed in Note 14. Business Combination included in Part 1. Item 1. Financial Information. Excluding the gain on bargain purchase, our net loss was $3.7 million for the three months ended June 30, 2025.
In the second quarter of 2026, higher fee income from Program Services and foreign exchange and other gains were more than offset by an underwriting loss from Legacy Reinsurance (compared to underwriting income in the second quarter of 2025), higher corporate expenses and debt service costs, and lower investment results. Excluding the gain on bargain purchase, the decline in results was driven by the following:
•The Legacy Reinsurance segment underwriting loss of $1.3 million for the three months ended June 30, 2026 compared to underwriting income of $5.8 million for the same respective period in 2025 largely due to:
•Higher adverse prior year loss development ("PPD") of $1.9 million in the second quarter of 2026. compared to favorable PPD of $7.8 million for the three months ended June 30, 2025, primarily within the AmTrust Reinsurance legacy business.
•Higher amortization of $0.8 million related to the fair value adjustment on intangible assets acquired in the Combination, compared to $0.4 million for the same period in 2025. This amortization is recurring and is recognized over the remaining claims settlement period; partly offset by:

•Improved underwriting results on a current accident year basis, with underwriting income of $0.6 million for the three months ended June 30, 2026 compared to an underwriting loss of $2.0 million for the same period in 2025.
•Combined investment loss of $0.5 million for the three months ended June 30, 2026 compared to combined investment income of $2.6 million for the same period in 2025 primarily due to:
•net realized and unrealized investment losses of $3.0 million for the three months ended June 30, 2026 compared to net realized and unrealized investment gains of $1.1 million for the same period in 2025; partly offset by:
•increased net investment income of $2.5 million for the three months ended June 30, 2026 compared to $1.5 million for the same period in 2025.
•Corporate general and administrative expenses increased to $6.8 million for the three months ended June 30, 2026 compared to $2.6 million for the same period in 2025.
The underwriting loss in the Legacy Reinsurance segment and higher corporate expenses were partly offset by the following:
•Program Services segment produced net fee income of $2.4 million for the three months ended June 30, 2026 compared to a net loss of $0.2 million for the same period in 2025.
•Fee revenue increased to $3.7 million for the three months ended June 30, 2026 compared to $0.5 million for the same period in 2025 derived from fees from both new and existing client programs.
•Foreign exchange and other gains of $2.3 million for the three months ended June 30, 2026, including $0.4 million of foreign exchange gains due to appreciation of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in euro along with revaluation gains of $1.8 million on other assets, compared to foreign exchange losses of $5.1 million for the same period in 2025.
Results for the six months ended June 30, 2026
Net loss for the six months ended June 30, 2026 was $15.5 million compared to net income of $69.5 million for the same respective period in 2025. Net income for the six months ended June 30, 2025 was substantially the result of a gain on bargain purchase of $73.6 million from the Combination on May 27, 2025 as discussed in Note 14. Business Combination included in Part I. Item 1. Financial Information. Excluding the gain on bargain purchase from May 27, 2025, the Company incurred a net loss of $4.1 million for the six months ended June 30, 2025.
Higher fee income from Program Services, along with improved foreign exchange and other gains, and higher investment income in the six months ended June 30, 2026 were more than offset by a Legacy Reinsurance underwriting loss (compared to underwriting income in the prior period) driven by adverse prior period development from AmTrust Reinsurance, along with higher corporate expenses and debt service. Excluding the gain on bargain purchase, the decline in results was driven by the following:
The Legacy Reinsurance segment underwriting loss was $5.1 million for the six months ended June 30, 2026 compared to underwriting income of $5.8 million for the same period in 2025 largely due to:
•Higher adverse PPD of $2.2 million for the six months ended June 30, 2026 compared to favorable PPD of $7.8 million for the same period in 2025 primarily within AmTrust Reinsurance legacy business; and
•A higher underwriting loss on a current accident year basis of $2.9 million for the six months ended June 30, 2026, compared to an underwriting loss of $2.0 million for the six months ended June 30, 2025 was experienced, due primarily to amortization of $1.7 million related to the fair value adjustment on acquired intangible assets in the Combination, compared to $0.4 million for the same period in 2025. This amortization is recurring and recognized over the remaining claims settlement period
Corporate general and administrative expenses increased to $14.3 million for the six months ended June 30, 2026 compared to $3.1 million for the same period in 2025, primarily as a result of the Combination.
The underwriting loss in the Legacy Reinsurance segment and higher corporate expenses were partly offset by the following:
•Program Services segment produced net fee income of $4.0 million for the six months ended June 30, 2026 compared to fee income of $12.0 thousand for the same period in 2025:
◦Fee revenue increased to $6.9 million for the six months ended June 30, 2026 compared to $1.4 million for the same period in 2025 resulting from higher premium produced by both new and existing client programs.
•Combined income from investment activities of $3.4 million for the six months ended June 30, 2026 compared to $2.6 million for the same period in 2025 primarily due to:
•Net investment income of $5.1 million for the six months ended June 30, 2026 compared to $1.6 million that was earned for the same period in 2025; partly offset by
•Realized and unrealized investment losses of $1.6 million for the six months ended June 30, 2026 compared to gains of $1.1 million for the same period in 2025.

•Foreign exchange and other gains of $4.5 million for the six months ended June 30, 2026, including $2.4 million of foreign exchange gains due to appreciation of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro, and revaluation gains of $2.0 million on other assets; compared to foreign exchange losses of $5.1 million for the same period in 2025 due to weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net Premiums Written
Net premiums written for our Legacy Reinsurance reportable segment, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2026 and 2025 are detailed below:

For the Three Months Ended June 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Legacy Business	$514	$1,380	$(866)
AmTrust Reinsurance Legacy Business	922	(285)	1,207
Total Legacy Reinsurance Segment	$1,436	$1,095	$341

For the Six Months Ended June 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Legacy Business	$1,289	$1,380	$(91)
AmTrust Reinsurance Legacy Business	2,801	(285)	3,086
Total Legacy Reinsurance Segment	$4,090	$1,095	$2,995
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to June 30, 2025.
Net premiums written for the three and six months ended June 30, 2026 increased to $1.4 million and $4.1 million, respectively, compared to $1.1 million for the same respective periods in 2025 which was split as follows:
•Premiums written in Diversified Reinsurance legacy business decreased by $0.9 million and $0.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. As discussed in Note 1. Basis of Presentation of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information", Maiden LF and Maiden GF are no longer writing new business. Maiden LF and Maiden GF have run-off operations and their assets and liabilities are no longer considered held for sale at June 30, 2026.
•Premiums written in AmTrust Reinsurance legacy business increased by $1.2 million and $3.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 which emanated from premium adjustments to Specialty Risk and Extended Warranty business in the AmTrust Quota Share agreement. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance Legacy Business in the Legacy Reinsurance segment for further details.
Net Premiums Earned
Net premiums earned by our Legacy Reinsurance reportable segment, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2026 and 2025 are detailed as follows:

For the Three Months Ended June 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Reinsurance Legacy Business	$571	$1,390	$(819)
AmTrust Reinsurance Legacy Business	2,903	1,032	1,871
Total Legacy Reinsurance Segment	$3,474	$2,422	$1,052

For the Six Months Ended June 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Reinsurance Legacy Business	$1,438	$1,390	$48
AmTrust Reinsurance Legacy Business	5,193	1,032	4,161
Total Legacy Reinsurance Segment(1)	$6,631	$2,422	$4,209
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to June 30, 2025.

Net premiums earned under Diversified Reinsurance legacy business for the three and six months ended June 30, 2026 were $0.6 million and $1.4 million, respectively, compared to $1.4 million for the same periods in 2025. Maiden LF and Maiden GF continue to earn premiums but are no longer writing new business. Maiden LF and Maiden GF both have run-off operations and their assets and liabilities are no longer considered held for sale at June 30, 2026.
Net premiums earned under AmTrust Reinsurance legacy business for the three and six months ended June 30, 2026 were $2.9 million and $5.2 million, respectively, compared to $1.0 million for the same periods in 2025. This was earned entirely under the AmTrust Quota Share agreement for Specialty Risk and Extended Warranty business.
Please refer to the separate analysis of Diversified Reinsurance and AmTrust Reinsurance results in the Legacy Reinsurance segment below for additional details.
Fee Revenue
Fee revenue is produced solely by our Program Services segment. Revenue is measured as the amount of consideration Kestrel expects to receive in exchange for providing services to its customer and is generally governed by its managed service agreement. These agreements outline the structure of the authorized program under which Kestrel oversees the placement of insurance policies in exchange for a fee. These agreements may also include other provisions, such as minimum fee arrangements or cancellation provisions, which may impact revenue recognition.
Capacity distribution fees are collected from program managers or MGAs for the placement of insurance policies on behalf of our customer and are considered a single performance obligation. Support services provided for these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage.
Fee revenue was $3.7 million and $6.9 million for the three and six months ended June 30, 2026 respectively, compared to $0.5 million and $1.4 million for the same periods in 2025. The increase in both periods was due to higher premium volume from both new and existing client programs. Fee revenue from our largest client accounted for $3.2 million or 85.8% and $5.6 million or 82.0% of total fee revenue earned for the three and six months ended June 30, 2026, respectively; compared to fee revenue of $0.2 million or 33.5% and $0.5 million or 39.5%, for the three and six months ended June 30, 2025, respectively.
For the three months ended June 30, 2026, there were two new accounts that contributed $0.1 million of fee revenue earned. For the six months ended June 30, 2026, there were three new accounts that contributed $0.2 million of fee revenue earned during 2026.
Premium produced by client programs for the three and six months ended June 30, 2026 totaled $109.6 million and $203.8 million, respectively, compared to $18.9 million and $42.2 million for the same periods in 2025 driven by recent growth in our largest client program. Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; see Key Financial & Operating Measures for further details.
Net Investment Income
Net investment income for the three and six months ended June 30, 2026 increased by $0.9 million and increased by $3.5 million, respectively, compared to the same periods in 2025, primarily due to the Combination. Annualized average book yields increased to 3.3% and 3.4% for the three and six months ended June 30, 2026, respectively, compared to 3.1% and 1.6% for the same periods in 2025.
Net interest income from the Company's loan receivable from related party was $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.7 million for the same periods in 2025. The net loan receivable from related party had an average balance of $74.0 million and $78.3 million, respectively, and carried a weighted average interest rate of 5.5% and 5.5% for both the three and six months ended June 30, 2026, respectively. The net loan carried a weighted average interest rate of 5.8% on an average balance of $107.5 million for the three and six months ended June 30, 2025, respectively.
Floating rate investments comprised 39.3% of total fixed income investments at June 30, 2026 compared to 50.4% at December 31, 2025. The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Annualized income from fixed income assets (1)	$8,548	$5,844	9,274	2,990
Average aggregate fixed income assets, at cost (2)	260,810	190,528	$271,346	$190,967
Annualized investment book yield	3.3%	3.1%	3.4%	1.6%
(1)Annualized income from fixed income assets includes annualized interest income from our available-for-sale ("AFS") bond portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party and is based on amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2)Average aggregate fixed income assets include AFS bond portfolio, cash and restricted cash, funds withheld receivable, and net loan receivable from related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Investment Gains
Net realized and unrealized investment (losses) gains for the three and six months ended June 30, 2026 and 2025 are summarized below by investment category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net realized gains:
Fixed maturity securities	$65	$764	$117	$764
Total net realized gains	65	764	117	764
Net unrealized gains:
Other investments	(3,049)	248	(1,762)	248
Equity securities	—	46	—	46
Total net unrealized (losses) gains	(3,049)	294	(1,762)	294
Net realized and unrealized investment (losses) gains	$(2,984)	$1,058	$(1,645)	$1,058
Net realized and unrealized investment (losses) gains for other investments in the three and six months ended June 30, 2026 and 2025 reflect fair value adjustments in the Maiden legacy alternative investment portfolio during the respective periods. The results for the three and six months ended June 30, 2026 largely reflect unrealized investment losses primarily on alternative investments held in the energy sector which faced downward pricing pressure as geopolitical tensions and Middle East supply concerns eased during the second quarter of 2026.
Net Loss and LAE
Net loss and LAE incurred for the three and six months ended June 30, 2026 were $1.5 million and $3.8 million, respectively, compared to $(6.0) million for the same periods in 2025. Net incurred losses were impacted by net adverse PPD of $1.9 million and $2.2 million for the three and six months ended June 30, 2026; compared to favorable PPD of $7.8 million for the three and six months ended June 30, 2025, primarily driven by development on AmTrust Reinsurance legacy business.
Current accident year ("CAY") net loss and LAE excluding the impact of PPD generated CAY income of $0.4 million and CAY loss of $1.6 million for the three and six months ended June 30, 2026, respectively, and CAY loss of $1.8 million for the three and six months ended June 30, 2025, respectively.
The net PPD is discussed in greater detail in the Legacy Reinsurance segment analysis and is entirely associated with the run-off of unearned premium for terminated reinsurance contracts in the Legacy Reinsurance operations. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses incurred for the three and six months ended June 30, 2026 were $1.0 million and $2.5 million, respectively, compared to $0.4 million for the three and six months ended June 30, 2025. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include corporate expenses and segment expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses incurred for the three and six months ended June 30, 2026 increased by $5.0 million and $16.1 million, compared to the same respective periods in 2025 primarily due to the inclusion of Maiden's operations subsequent to May 27, 2025 as a result of the Combination.
General and administrative expenses for the three and six months ended June 30, 2026 and 2025 were comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
General and administrative expenses – segments	$3,671	$2,923	$8,397	$3,495
General and administrative expenses – corporate	6,822	2,570	14,340	3,141
Total general and administrative expenses	$10,493	$5,493	$22,737	$6,636
Corporate expenses for the three and six months ended June 30, 2026 were driven by higher compensation costs, legal fees, and professional fees. These included $1.2 million and $2.6 million of vesting expense on certain stock-based awards for the three and six months ended June 30, 2026, respectively, compared to $0.2 million for the same periods in 2025.
Total general and administrative expenses discussed above include certain non-recurring items as discussed further in Non-GAAP Measures. We do not believe litigation costs related to the GLS arbitration, restructuring and severance costs, and costs incurred in connection with the Combination on May 27, 2025 are representative of our future operating expenditures.

For the three months ended June 30, 2026, we recognized net non-recurring income of $0.2 million, consisting of $0.7 million of restructuring and severance costs, offset by a $0.1 million release of cost accruals related to the Combination and $0.8 million of net recoupment of attorneys' fees related to the GLS arbitration, including a $1.0 million award of attorneys' fees. This compares to net non-recurring expense of $1.9 million for the three months ended June 30, 2025, consisting primarily of $1.8 million for restructuring and severance costs.
For the six months ended June 30, 2026, we recognized net non-recurring income of $0.6 million, consisting of $1.0 million of restructuring and severance costs, offset by a $0.8 million release of cost accruals related to the Combination and $0.9 million of net recoupment of attorneys' fees related to the GLS arbitration, including a $1.0 million award of attorneys' fees. This compares to net non-recurring expense of $1.9 million for the six months ended June 30, 2025, consisting primarily of $1.8 million for restructuring and severance costs.
Excluding these non-recurring items, total general and administrative expenses were $10.7 million and $23.4 million for the three and six months ended June 30, 2026, respectively, compared to $3.6 million and $4.7 million for the same periods in 2025.
Interest and Amortization Expenses
Total interest and amortization expenses incurred for the three and six months ended June 30, 2026 were $4.2 million and $8.1 million, respectively, compared to $1.5 million for the same periods in 2025. This consisted of the following items:
•Interest expense of $4.8 million and $9.6 million on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the three and six months ended June 30, 2026, respectively, compared to $1.8 million for the same respective periods in 2025;
•Amortization expense for the fair value adjustment on the Senior Notes was $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million for the same respective periods in 2025. The difference between the principal amount of the acquired Senior Notes and their fair market value at closing of the Combination is being amortized over those securities' remaining life; which was partially offset by:
•Amortization income for the fair value adjustment of $0.9 million and $2.1 million for the net loan receivable from related party for the three and six months ended June 30, 2026, respectively, compared to $0.4 million for the same respective periods in 2025.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the three and six months ended June 30, 2026 and 2025.
Gain on Bargain Purchase
As discussed in Part I, Item 1. Financial Information: Note 14. Business Combination included in this Form 10-Q, the gain on bargain purchase of $73.6 million recognized in the three and six months ended June 30, 2025 was the differential between the fair value of net assets of Maiden acquired on May 27, 2025 as a result of the Combination and the equity consideration effectively transferred to Maiden shareholders on that date. This was based on the initial assessment of fair values acquired.
Change in Earn out Liability
Pursuant to terms of the Combination, the former Kestrel equityholders are eligible to earn additional contingent consideration up to the lesser of (x) $45.0 million payable in common shares of Kestrel Group, upon the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to the closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to completion of the transaction on May 27, 2025 through May 31, 2028 ("Performance Period"), and (y) 2.75 million common shares of Kestrel Group.
During the three and six months ended June 30, 2026, there was no earn out liability recognized by the Company based upon current estimates of Kestrel business for the Performance Period, including performance of the Program Services business through June 30, 2026. During the three and six months ended June 30, 2025, the earn out liability increased by $2.7 million based upon initial estimates of the Kestrel business for the Performance Period, including the performance of the program services business through June 30, 2025, which was recorded in our condensed consolidated statement of operations.
Foreign Exchange and Other Gains (Losses)
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment. Net foreign exchange and other gains of $2.3 million and $4.5 million were realized for the three and six months ended June 30, 2026, respectively, compared to net foreign exchange and other losses of $5.1 million for the same periods in 2025.
Foreign exchange and other gains for the three and six months ended June 30, 2026 included revaluation gains of $1.8 million and $2.0 million, respectively, for a contingent receivable held in relation to an equity investment in the insurance distribution industry sold which was prior to the Combination. Under ASC 805, the earn out consideration for this contingent receivable is adjusted to fair value at each period with any changes in fair value reported immediately in net income through foreign exchange and other gains. This compared to $0 in revaluation adjustments for the same respective periods in 2025.
For the three and six months ended June 30, 2026, net foreign exchange gains of $0.4 million and $2.4 million were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in non-USD currencies (namely the British pound and euro for the year-to-date period and euro only for the second quarter).

For the three and six months ended June 30, 2025, net foreign exchange losses of $5.1 million were attributable to significant weakening of the U.S. dollar on re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Our non-USD denominated liabilities at June 30, 2026 included net loss reserves of $233.1 million. Our foreign currency asset exposures at June 30, 2026 included $89.3 million of fixed maturity euro denominated bonds managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.4 million of real estate investments denominated in Canadian dollars, as well as $6.4 million of funds withheld receivable denominated in various non-USD currencies.

Results by Reportable Segment
Program Services Segment
The segment results for Program Services for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Premium produced(1)	$109,552	$18,894	$203,773	$42,237
Fee revenue	$3,742	$544	$6,862	$1,351
General and administrative expenses	(1,349)	(767)	(2,861)	(1,339)
Fee income (loss)	$2,393	$(223)	$4,001	$12
(1) Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.
Program Services segment results for the three and six months ended June 30, 2026 increased by $2.6 million and $4.0 million, respectively, compared to the same periods in 2025 due to increased premium volume produced by both new and existing client programs. The general and administrative expenses increased due to higher incentive compensation expenses as well as higher legal services expenses as a result of obtaining new business.
Program services revenue is presently highly concentrated due to capacity distribution agreements with two client programs representing 82.0% and 9.9% of total fee revenue earned in the six months ended June 30, 2026, respectively. These two client programs represented 85.8% and 6.2% of fee revenue for the second quarter of 2026, respectively. The first program is a large, diversified capacity provider and our relationship with this client presently includes twelve separate sub-programs (all of which produced revenue in 2026). No individual sub-program is greater than 30% of total earned fee revenue for the three and six months ended June 30, 2026, respectively. For the three months ended June 30, 2026, there were two new accounts that contributed $0.1 million of fee revenue earned. For the six months ended June 30, 2026, there were three new accounts that contributed $0.2 million of fee revenue earned during 2026.

Legacy Reinsurance Segment
The following details underwriting results for the two components of our Legacy Reinsurance segment: the Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for our Legacy Reinsurance segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Diversified Reinsurance underwriting loss	$(708)	$(1,523)	$(2,086)	$(1,523)
AmTrust Reinsurance underwriting (loss) income	(638)	7,356	(3,045)	7,356
Total Legacy Reinsurance underwriting results	$(1,346)	$5,833	$(5,131)	$5,833

Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Gross premiums written	$513	$1,381	$1,289	$1,381
Net premiums written	$514	$1,380	$1,289	$1,380
Net premiums earned	$571	$1,390	$1,438	$1,390
Net loss and LAE	363	(839)	665	(839)
Commission and other acquisition expenses	(452)	(378)	(1,179)	(378)
General and administrative expenses	(1,190)	(1,696)	(3,010)	(1,696)
Underwriting loss	$(708)	$(1,523)	$(2,086)	$(1,523)
The underwriting loss for the Diversified Reinsurance Legacy business during the three and six months ended June 30, 2026 and 2025 was principally the result of the continuing run off of the Company's International operations. Please refer to GLS Arbitration Proceedings as detailed in Note 11. Commitments and Contingencies for further information on GLS results. Underwriting loss by business unit is shown as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
International	$(1,283)	$(1,183)	$(2,373)	$(1,183)
GLS	722	(321)	607	(321)
Other run-off lines	(147)	(19)	(320)	(19)
Underwriting loss	$(708)	$(1,523)	$(2,086)	$(1,523)
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are not writing any new business. Maiden LF and Maiden GF are presently the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written for 2026 in the Diversified Reinsurance Legacy Business, which will continue to decline during 2026.
Net Loss and LAE — Net loss and LAE for the three and six months ended June 30, 2026 improved underwriting results by $0.4 million and $0.7 million due to net favorable PPD of $0.4 million and $0.6 million mainly from favorable run-off on loss development in our International business. This compared to $0.8 million of losses incurred for the three and six months ended June 30, 2025 which included net adverse PPD of $0.1 million primarily driven by adverse development in GLS business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and six months ended June 30, 2026 were $0.5 million and $1.2 million, respectively compared to $0.4 million for the same respective periods in 2025. This is driven by adjustments in premiums written and earned by Maiden LF and GF as they are not writing any new business with Maiden LF placed in managed run-off operations.
General and Administrative Expenses — General and administrative expenses incurred in the three and six months ended June 30, 2026 were $1.2 million and $3.0 million, respectively, compared with $1.7 million for the same periods in 2025.
Total general and administrative expenses discussed above include certain non-recurring items as discussed further in Non-GAAP Measures. We do not believe litigation costs related to the GLS arbitration, and restructuring and severance costs are representative of our future operating expenditures for Diversified Reinsurance legacy business.
For the three months ended June 30, 2026, we recognized net non-recurring income of $0.1 million, consisting of $0.7 million of restructuring and severance costs, offset by a $0.8 million of net recoupment of attorneys' fees related to the GLS arbitration, including a $1.0 million award of attorneys' fees. This compares to net non-recurring expense of $0.6 million for the three months ended June 30, 2025, consisting primarily of severance costs.
For the six months ended June 30, 2026, we recognized net non-recurring expense of $0.1 million, consisting of $1.0 million of restructuring and severance costs, offset by $0.9 million of net recoupment of attorneys' fees related to the GLS arbitration, including a $1.0 million award of attorneys' fees. This compares to net non-recurring expense of $0.6 million for the six months ended June 30, 2025, consisting primarily of severance costs.
Excluding these non-recurring items, total general and administrative expenses were $1.3 million and $2.9 million for the three and six months ended June 30, 2026, respectively, compared to $1.1 million for the same periods in 2025.
Total expenses for Diversified Legacy business included $0.1 million and $0.2 million of amortization for the three and six months ended June 30, 2026, respectively, compared to $41.0 thousand for the same periods in 2025 related to the fair value adjustment of the discount on acquired net reserves for losses and LAE resulting from reverse acquisition accounting for the Combination on May 27, 2025.

The recurring general and administrative segment expenses associated with IIS run-off business were $0.4 million and $1.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.4 million for the same periods in 2025.
AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy business for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross premiums written	$922	$(285)	$2,801	$(285)
Net premiums written	$922	$(285)	$2,801	$(285)
Net premiums earned	$2,903	$1,032	$5,193	$1,032
Net loss and LAE	(1,878)	6,800	(4,435)	6,800
Commission and other acquisition expenses	(531)	(16)	(1,277)	(16)
General and administrative expenses	(1,132)	(460)	(2,526)	(460)
Underwriting (loss) income	$(638)	$7,356	$(3,045)	$7,356
The written premiums for the three and six months ended June 30, 2026 reflect premium adjustments in the AmTrust Quota Share agreement for Specialty Risk and Extended Warranty business. The AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements were terminated as of January 1, 2019 which has resulted in no new business written under these contracts. Net premiums earned by type of business for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net Premiums Earned
Small Commercial Business	$(8)	$(7)	$(157)	$(7)
Specialty Program	2	—	—	—
Specialty Risk and Extended Warranty	2,909	1,039	5,350	1,039
Total AmTrust Reinsurance	$2,903	1,032	5,193	1,032
Net Loss and LAE — Net loss and LAE expenses incurred for the three and six months ended June 30, 2026 were $1.9 million and $4.4 million, respectively, compared to income from net losses and LAE of $6.8 million for the same periods in 2025. Total PPD for AmTrust Reinsurance Legacy business for the three and six months ended June 30, 2026 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Prior Year Loss Development adverse (favorable)
AmTrust Quota Share	$1,340	$(4,200)	$1,710	$(4,200)
LPT/ADC Agreement	(57)	(3,718)	122	(3,718)
European Hospital Liability Quota Share	1,007	5	1,009	5
Total AmTrust Prior Year Development	$2,290	$(7,913)	$2,841	$(7,913)
Net adverse PPD of $2.3 million and $2.8 million was experienced during the three and six months ended June 30, 2026, respectively, compared to favorable PPD of $7.9 million for the three and six months ended June 30, 2025. Net adverse PPD for the three and six months ended June 30, 2026 and net favorable PPD for the three and six months ended June 30, 2025 was almost entirely due to foreign currency fluctuations on loss reserves denominated in non-USD currencies. The impact of adverse foreign exchange fluctuations was $2.3 million for the three and six months ended June 30, 2026.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and six months ended June 30, 2026 were $0.5 million and $1.3 million, respectively, compared to $16.0 thousand for the same periods in 2025.
General and Administrative Expenses — General and administrative expenses incurred in the three and six months ended June 30, 2026 were $1.1 million and $2.5 million compared to $0.5 million for the same periods in 2025. This included $0.6 million and $1.3 million of amortization for the three and six months ended June 30, 2026, respectively, compared to $0.3 million for the same respective periods in 2025 on the fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination on May 27, 2025.

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
As of June 30, 2026, the Company had investable assets of $465.2 million compared to $515.3 million as of December 31, 2025. Investable assets include the combined total of our fixed maturity securities and other investments, cash and restricted cash (including cash equivalents), net loan receivable from a related party and funds withheld receivable. Our investable assets decreased by $50.1 million during the six months ended June 30, 2026 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled primarily from sales and maturities of AFS fixed-income securities.
As discussed above under "Overview", Maiden Reinsurance is regulated by the Vermont DFR. We are actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated under Vermont law or from the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR with respect to its business plan, including GLS activities and investment policy amendments made in 2025.
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter of 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice it had already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining commitments to existing investments, which totaled $21.2 million in unfunded commitments as of June 30, 2026.
Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval from the Vermont DFR for the payment of any dividends. In May 2025, the Vermont DFR approved: 1) an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, which requires prior approval by the Vermont DFR prior to payment of dividends under the program; and 2) an extraordinary dividend of $40.0 million and this dividend formed the basis for the consideration received by the Company's shareholders pursuant to the terms of the Combination. To date, the Vermont DFR approved all dividend requests under the current dividend program. During the six months ended June 30, 2026, Maiden Reinsurance paid total dividends of $15.0 million to Maiden NA as approved by Vermont DFR in February 2026 and May 2026. During the six months ended June 30, 2026, Maiden NA did not pay any dividends to Maiden.
We may experience continued volatility in our results of operations which could negatively impact our financial condition and reduce the amount of distributions or dividends available from our regulated reinsurance subsidiaries, which would also reduce liquidity. Further, we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity.
Operating, investing and financing cash flows
Our funding sources may include fee revenue, premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy and for potential capital management activities such as repurchasing our shares.
During the six months ended June 30, 2026, we experienced negative operating cash flows as we continue to run off the Legacy Reinsurance segment reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows through 2026, and expect to use funds from our cash and investment portfolios, fee revenue premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments are principally funded by the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized, and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes current sources of liquidity are adequate to meet its cash requirements for the next twelve months as negative operating cash flows are expected to be sufficiently offset by positive investing cash flows. However, the cash consideration and related significant professional expenses associated with completing the Combination utilized substantial amounts of our unrestricted liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, as our reinsurance liabilities continue to run-off, our balance sheet increasingly consists of more illiquid investments which we are seeking to dispose of for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may further constrain our liquidity and we may need to consider alternative measures to ensure we continue fulfilling those obligations.
Further, while we are no longer making new alternative asset commitments, Maiden's historical asset management strategy which was part of the Combination can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, and the timing of those cash flows may likewise be affected.
In addition, adverse outcomes or resolutions of ongoing legal disputes or proceedings, and the costs associated with those proceedings, including those matters referenced in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q, could further negatively impact liquidity and cash flows, and thus our ability to meet our cash requirements for the next twelve months.
At June 30, 2026, unrestricted cash, cash equivalents and fixed maturity investments were $23.3 million compared to $35.0 million held at December 31, 2025, a decrease of $11.7 million for the six months ended June 30, 2026. Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2026 and 2025:

For the Six Months Ended June 30,	2026	2025
	($ in thousands)
Operating activities	$(40,951)	$(20,738)
Investing activities	39,154	102,041
Financing activities	(486)	(40,000)
Effect of exchange rate changes on foreign currency cash	(629)	661
Total decrease (increase) in cash, restricted cash and cash equivalents	$(2,912)	$41,964
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2026 was $41.0 million compared to cash flows used in operating activities of $20.7 million for the six months ended June 30, 2025. The cash used in operating activities was primarily due to claim payments for ongoing runoff of reinsurance liabilities acquired on May 27, 2025.
Cash Flows provided by Investing Activities
Cash provided by investing activities was $39.2 million for the six months ended June 30, 2026 compared to $102.0 million for the same period in 2025. Cash flows provided by investing activities for the six months ended June 30, 2026 was primarily due to sales and maturities of securities held in our AFS investment portfolio in excess of AFS securities purchased. Cash flows provided by investing activities for the six months ended June 30, 2025 was primarily due to $93.5 million of cash acquired from the purchase of Maiden business due to the Combination which closed on May 27, 2025.
For the six months ended June 30, 2026 and 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $22.3 million and $10.1 million, respectively. The size of the fixed income investment portfolio continues to diminish as claims payments are made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements in our Legacy Reinsurance segment.
For the six months ended June 30, 2026 and 2025, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $2.7 million and $1.6 million for alternative investments for the six months ended June 30, 2026 and 2025, respectively These net purchases were mainly due to pre-existing commitments for private equity fund investments for the six months ended June 30, 2026 and 2025.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.5 million in the six months ended June 30, 2026 for the repurchase of common shares to settle tax payments upon the vesting of share-based compensation for certain employees. Cash flows used in financing activities were $40.0 million for the six months ended June 30, 2025 due to cash dividends paid to Kestrel equityholders pursuant to the terms of the Combination which was completed on May 27, 2025. There were no dividends on common shares paid during the six months ended June 30, 2026 and 2025, respectively.
Restrictions, Collateral and Specific Requirements
As a result of the Combination with Maiden on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income in addition to considerable loss reserves and unearned premiums under legacy reinsurance contracts as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments", "Note 9. Reserve for Loss and Loss Adjustment Expenses" and "Note 14. Business Combination" included in this Form 10-Q. Pursuant to terms of the underlying reinsurance contracts associated with these liabilities, Maiden Reinsurance is required in certain instances to provide collateral in various forms as security against performance to satisfy those obligations. Those collateral obligations remained with Maiden Reinsurance after completion of the Combination.
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for details of fair values for collateral requirements and restricted assets at June 30, 2026 particularly in Note 4.(e) Restricted Cash, Cash Equivalents and Investments; Note 8. Reinsurance; and Note 10. Related Party Transactions. At June 30, 2026 and December 31, 2025, restricted cash and cash equivalents and fixed maturity investments used as collateral were $147.6 million and $163.9 million, respectively. This collateral represents 86.4% and 82.4% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.

Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 14. Business Combination" included in this Form 10-Q.
As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was approved by the Vermont DFR. As of June 30, 2026, Maiden Reinsurance owned 22.2% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at June 30, 2026. The market value of our common shares held by Maiden Reinsurance was $20.1 million at June 30, 2026. The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped at 9.5% pursuant to a change in Maiden's bye-laws whereby Maiden's shareholders gave approval to remove the voting limitation on all shareholders at a Special Meeting that was held on April 29, 2025.
Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at June 30, 2026. Further, prior to the Combination, Maiden Reinsurance’s investment policy had expanded to include a wide range of asset classes to enhance the income and total returns its investment portfolio produces, which had been approved by the Vermont DFR. We categorize these investments as alternative investments which include "Other Investments", "Equity Method Investments" and "Equity Securities" on our Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, our cash and investments consisted of:

	June 30, 2026	December 31, 2025
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$144,624	$169,665
Equity securities, at fair value	11,748	11,748
Equity method investments	33,413	33,532
Other investments	173,280	173,358
Total investments	363,065	388,303
Cash and cash equivalents	16,062	20,044
Restricted cash and cash equivalents	10,216	9,146
Total Investments and Cash and Cash Equivalents	$389,343	$417,493
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
The net purchases of other investments for the six months ended June 30, 2026 were related to pre-existing commitments for alternative investments made prior to the Combination. Other than purchases for pre-existing commitments, we have not made and will not be making new commitments to alternative investments in the foreseeable future. Please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1 "Financial Information" of this Form 10-Q for investment commitments on our alternative investments.
Under our approved investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For details on our alternative investments, in addition to the discussion of the investments herein, see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments, Equity Securities and Equity Method Investments under Part I. Item 1 "Financial Information" of this Form 10-Q.
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
Cash & Cash Equivalents
At June 30, 2026, we consider the levels of cash and cash equivalents held to be within our targeted ranges. As noted previously, the cash consideration and related significant professional expenses associated with completing the Combination has utilized substantial amounts of Maiden's unrestricted liquidity. Ongoing legal disputes and proceedings may result in significant legal fees or adverse outcomes that could further utilize and negatively impact our unrestricted liquidity as well. In addition, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturity investments, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at June 30, 2026 and December 31, 2025:

June 30, 2026	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bills	$35,027	$—	$(1)	$35,026	3.5%	0.1
U.S. agency bonds – mortgage-backed	20,002	350	(6)	20,346	4.8%	6.2
Non-U.S. government bonds	53,023	2	(198)	52,827	2.5%	0.9
Collateralized loan obligations	27,532	10	(24)	27,518	3.4%	1.7
Corporate bonds	8,949	1	(43)	8,907	2.9%	1.6
Total fixed maturity investments	144,533	363	(272)	144,624	3.2%	1.6
Cash and cash equivalents	26,278	—	—	26,278	—%	0.0
Total	$170,811	$363	$(272)	$170,902	2.7%	1.4

December 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bills	$43,662	$11	$—	$43,673	3.9%	0.1
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618	4.7%	6.1
Non-U.S. government bonds	30,457	—	(162)	30,295	1.5%	1.2
Collateralized loan obligations	62,593	52	(21)	62,624	3.1%	0.3
Corporate bonds	11,456	2	(3)	11,455	0.7%	2.0
Total fixed maturity investments	168,991	860	(186)	169,665	3.0%	1.2
Cash and cash equivalents	$29,190	$—	$—	$29,190	—%	0.0
Total	$198,181	$860	$(186)	$198,855	2.6%	1.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the six months ended June 30, 2026, the yield on the 10-year U.S. Treasury bond increased by 26 basis points to 4.44%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The increase in risk-free rates during the six months ended June 30, 2026 generated net unrealized losses of $0.6 million on our fixed maturity investment portfolio which reduced our book value per common share by $0.07 during the period. The six months ended June 30, 2026 was defined by elevated macroeconomic and geopolitical uncertainty and renewed concerns around inflation. As a result, the current outlook for global monetary policy has shifted toward a pause or potential tightening, as central banks assess the potential of renewed inflation due to elevated volatility in energy markets from ongoing Middle East conflicts. This potential change in global monetary policy has resulted in higher fixed-income yields across major developed markets. Should interest rates fall however, the impact on our investment portfolios, particularly for our fixed maturity assets, would be to produce less income and thus weaken our financial condition. Associated increases in the values of our fixed maturity investments may be more limited given that 19.0% of AFS fixed maturity investments that we hold that are floating rate securities.
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
We also monitor the duration and structure of our AFS fixed maturity investment portfolio as discussed below. As of June 30, 2026, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $2.3 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At June 30, 2026 and December 31, 2025, these respective durations in years were as follows:

	June 30, 2026	December 31, 2025
Fixed maturities and cash and cash equivalents	1.4	1.0
Fixed maturity investment portfolio (excluding cash)	1.6	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.4	6.2
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.0	2.7
During the six months ended June 30, 2026, the weighted average duration of our fixed maturity investment portfolio increased by 0.4 years to 1.4 years while the duration for gross reserve for loss and LAE increased by 0.2 years to 6.4 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At June 30, 2026, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At June 30, 2026, 39.3% (December 31, 2025: 50.4%) of our fixed maturity securities were comprised of floating rate securities which are detailed in the table below:

	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$27,518	11.2%	$62,624	21.1%
Total floating rate AFS fixed maturities at fair value	27,518	11.2%	62,624	21.1%
Loan to related party	69,443	28.1%	86,883	29.3%
Total floating rate securities	$96,961	39.3%	$149,507	50.4%

Total fixed income investments at fair value (1)	$246,762		$296,694
(1) Total fixed income investments at fair value include AFS fixed maturity securities, cash, restricted cash and cash equivalents, funds withheld receivable, and net loan receivable from related party.

At June 30, 2026 and December 31, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 14.1% of our fixed maturity investment portfolio at June 30, 2026. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. The fair value of our U.S. Agency MBS holdings at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$11,968	58.8%	$13,184	61.0%
FHLMC – fixed rate	6,547	32.2%	5,951	27.5%
GNMA – variable rate	1,831	9.0%	1,965	9.1%
FGLMC – fixed rate	—	—%	518	2.4%
Total U.S. Agency MBS	$20,346	100.0%	$21,618	100.0%

At June 30, 2026 and December 31, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1: Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed maturity investment portfolio.
Credit ratings in the table below are assigned by S&P, or an equivalent rating agency. The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2026 and December 31, 2025 were as follows:

	Ratings
June 30, 2026	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	94.4%	5.6%	$8,907	100.0%
Total	94.4%	5.6%	$8,907	100.0%

	Ratings(1)
December 31, 2025	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	95.5%	4.5%	$11,455	100.0%
Total	95.5%	4.5%	$11,455	100.0%
The table below includes the Company’s total corporate holdings at fair value and as a percentage of all AFS fixed maturity securities held as at June 30, 2026. The Company's corporate holdings are 100.0% euro denominated, and 100.0% held in the Financial Institutions sector.

June 30, 2026	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,136	4.2%	A
Morgan Stanley, 1.875% Due 4/27/2027	2,270	1.6%	A+
American Tower Corp, 1.0%, Due 1/15/2032	501	0.4%	BBB+
Total	$8,907	6.2%
(1)    Ratings as assigned by S&P, or equivalent

At June 30, 2026 and December 31, 2025, we held the following types of non-U.S. dollar denominated securities:

	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$27,518	30.8%	$62,624	60.0%
Non-USD denominated corporate bonds	8,907	10.0%	11,455	11.0%
Non-U.S. government bonds	52,827	59.2%	30,295	29.0%
Total non-U.S. dollar denominated securities	$89,252	100.0%	$104,374	100.0%
At June 30, 2026 and December 31, 2025, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. At June 30, 2026, the non-U.S. government issuers all have a rating of A or higher by Fitch Ratings.
We do not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at June 30, 2026. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at June 30, 2026 and December 31, 2025:

Ratings(1)	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$8,406	94.4%	$10,944	95.5%
BBB+, BBB, BBB-	501	5.6%	511	4.5%
Total non-U.S. dollar denominated corporate bonds	$8,907	100.0%	$11,455	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
The Company's alternative investments are categorized as other investments, equity securities and equity method investments as reported on our Condensed Consolidated Balance Sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of June 30, 2026 and December 31, 2025 consisted of the following asset categories:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$4,838	2.2%	$4,838	2.2%
Privately held preferred stocks	6,910	3.2%	6,910	3.2%
Total equity securities	$11,748	5.4%	$11,748	5.4%

Real estate investments	$33,413	15.3%	$33,532	15.3%
Total equity method investments	$33,413	15.3%	$33,532	15.3%

Private equity funds	$33,491	15.3%	$31,732	14.5%
Private credit investments	307	0.1%	192	0.1%
Privately held equity investments	9,485	4.4%	9,248	4.2%
Equity method investments with fair value option elected	76,870	35.2%	78,911	36.1%
Investments in direct lending entities	53,127	24.3%	53,275	24.4%
Total other investments	$173,280	79.3%	$173,358	79.3%

Total alternative investments	$218,441	100.0%	$218,638	100.0%
Our allocation to alternative investments increased to 56.1% of our total cash and investments held as of June 30, 2026, compared to 52.4% as of December 31, 2025, partly due to additional funding of private equity funds from pre-existing commitments made prior to the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$16,499	7.6%	$16,514	7.5%
Private Credit	307	0.1%	192	0.1%
Alternatives	80,773	37.0%	83,044	38.0%
Venture Capital	29,796	13.6%	27,940	12.8%
Real Estate	91,066	41.7%	90,948	41.6%
Total alternative investments	$218,441	100.0%	$218,638	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of June 30, 2026, $4.4 million or 26.6% of investments in the private equity asset class consisted of investments in private equity funds and $12.1 million or 73.4% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of June 30, 2026, private credit asset class included $0.3 million or 100.0% in direct investments in private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of June 30, 2026, $79.0 million or 97.8% of investments in the alternatives asset class were direct investments and $1.8 million or 2.2% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $53.1 million represents 65.8% of this asset class and is discussed further in "Note 4. Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of June 30, 2026, $17.3 million or 58.2% of investments in the venture capital asset class consisted of investments in funds and $12.5 million or 41.8% consisted of direct equity investments in start-up companies. As of June 30, 2026, $14.4 million or 48.3% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of June 30, 2026, the fair value of this project is $51.0 million and the Company expects investment returns to commence in earnest in 2026 and beyond. The first properties developed with this project have been recently completed with occupancies now underway. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of June 30, 2026, the Company has $33.4 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11. Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of June 30, 2026, the Company has $6.7 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our total investment returns included in earnings consists of net investment income, realized gains (losses), and interest in income (loss) of equity method investments. The Company's total investment returns had a loss of $0.5 million and income of $3.4 million for the three and six months ended June 30, 2026, respectively, compared to income of $2.6 million for the same periods in 2025. The Company's investment loss of $0.5 million for the three months ended June 30, 2026 was largely due to unrealized losses on alternative investments held in the energy sector whose valuation was revised downward as a result of volatility in commodities prices as geopolitical tensions and Middle East supply concerns eased in the second quarter of 2026.
The following table summarizes our investment results for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net investment income:
Fixed income investments(1)	$1,869	$1,295	$3,919	$1,295
Cash and restricted cash	268	166	718	200
Other investments, including equities(4)	331	84	492	84
Investment expenses	(14)	(3)	(67)	(3)
Total net investment income	2,454	1,542	5,062	1,576

Net realized gains:
Fixed income assets(1)	65	764	117	764
Other investments, including equities	—	—	—	—
Total net realized gains	65	764	117	764

Net unrealized gains:
Other investments	(3,049)	294	(1,762)	294
Total net unrealized losses	(3,049)	294	(1,762)	294

Interest in income of equity method investments:
Interest in income of equity method investments	10	—	9	—
Interest in income of equity method investments	10	—	9	—

Total investment return included in earnings (A)	$(520)	$2,600	$3,426	$2,634

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities (B)	$79	$485	$(541)	$485
Total investment return = (A) + (B)	$(441)	$3,085	$2,885	$3,119

Annualized income from fixed income assets(2)	$8,548	$5,844	$9,274	$2,990
Average aggregate fixed income assets, at cost(2)	260,810	190,528	271,346	190,967
Annualized investment book yield	3.3%	3.1%	3.4%	1.6%

Average aggregate invested assets, at fair value(3)	$480,576	$294,005	$490,268	$294,444
Investment return included in net earnings	(0.1)%	0.9%	0.7%	0.9%
Total investment return	(0.1)%	1.0%	0.6%	1.1%
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
4.Gross and net investment returns for other investments, including equities, only include the post-Combination period from May 27, 2025 to June 30, 2025.

The following table details total investment returns for our fixed income investments for the three and six months ended June 30, 2026 and 2025:

Fixed Income Investments(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross investment income	$2,137	$1,461	$4,637	$1,495
Net realized gains	65	764	117	764
Change in AOCI (2)	79	485	(541)	485
Gross investment returns	$2,281	$2,710	$4,213	$2,744

Average invested assets, at fair value (3)	$260,875	$190,771	$271,728	$191,209

Gross Investment Returns	0.9%	1.4%	1.6%	1.4%

Less: Investment expenses	$34	$3	$71	$3
Net investment returns	$2,247	$2,707	$4,142	$2,741

Net Investment Returns	0.9%	1.4%	1.5%	1.4%
1.Fixed income investments include AFS securities, cash, restricted cash, funds withheld receivable, and net loan receivable from related party.
2.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
3.Average invested assets for the three and six months ended June 30, 2025 are significantly lower than the current period due to the inclusion of the AFS portfolio, funds withheld receivable and net loan receivable only in the post-Combination period from May 27, 2025 to June 30, 2025.
Our net investment returns on fixed income investments decreased to 0.9% and increased to 1.5% for the three and six months ended June 30, 2026, respectively, compared to 1.4% for the same periods in 2025. Our average invested assets for the three and six months ended June 30, 2025 was impacted by the acquisition of the legacy investment portfolio on May 27, 2025. Our portfolio includes floating rate investments that comprised 39.3% of our fixed income investments at June 30, 2026.
Net interest income on our loan receivable from related party was $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.7 million for the same periods in 2025. The net loan receivable from related party had an average balance of $74.0 million and $78.3 million, respectively, and carried a weighted average interest rate of 5.5% and 5.5% for both the three and six months ended June 30, 2026, respectively. The net loan carried a weighted average interest rate of 5.8% on an average balance of $107.5 million for the three and six months ended June 30, 2025, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4. Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at June 30, 2026 and 2025.

The following table details total investment returns for our alternative investments for the three and six months ended June 30, 2026 and 2025:

Alternative Investments(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross investment income	$341	$84	$501	$84
Net unrealized losses	(3,049)	294	(1,762)	294
Gross investment returns	$(2,708)	$378	$(1,261)	$378

Average invested assets, at fair value (2)	$219,701	$103,235	$218,540	$103,235

Gross Investment Returns(3)	(1.2)%	0.4%	(0.6)%	0.4%

Less: Investment expenses	$(20)	$—	$(4)	$—
Net investment returns	$(2,688)	$378	$(1,257)	$378

Net Investment Returns(3)	(1.2)%	0.4%	(0.6)%	0.4%
1.Alternative investments includes other investments, equity securities, and equity method investments.
2.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements. Average invested assets for the three and six months ended June 30, 2025 are significantly lower than the current period due to the inclusion of the alternative portfolio only in the post-Combination period from May 27, 2025 to June 30, 2025.
3.Gross and net investment returns for alternative investments for the three and six months ended June 30, 2025 only include the post-Combination period from May 27, 2025 to June 30, 2025.
The following table details total investment returns for alternative investments by asset class for the six months ended June 30, 2026:

June 30, 2026	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$501	$501
Net realized and unrealized losses	(2)	115	(2,525)	412	238	(1,762)
Total Investment Return	$(2)	$115	$(2,525)	$412	$739	$(1,261)

Average Investments	$16,507	$250	$81,909	$28,868	$91,007	$218,540

Gross Investment Returns	—%	46.1%	(3.1)%	1.4%	0.8%	(0.6)%
The following table details total investment returns for alternative investments by asset class for the six months ended June 30, 2025:

June 30, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$84	$84
Net realized and unrealized gains (losses)	121	—	147	26	—	294
Total Investment Return	$121	$—	$147	$26	$84	$378

Average Investments	$7,471	$833	$39,340	$13,213	$42,379	$103,235

Gross Investment Returns	1.6%	—%	0.4%	0.2%	0.2%	0.4%

Other Balance Sheet Changes
The following table summarizes other material balance sheet changes at June 30, 2026 compared to December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025	Change in $	Change %
Reinsurance balances receivable, net	$5,590	$724	$4,866	672.1%
Reinsurance recoverable on unpaid losses	412,121	461,197	(49,076)	(10.6)%
Net loan receivable from related party	69,443	86,883	(17,440)	(20.1)%
Funds withheld receivable	6,417	10,956	(4,539)	(41.4)%
Other assets	24,116	18,292	5,824	31.8%
Reserve for loss and LAE	554,341	637,169	(82,828)	(13.0)%
Accrued expenses and other liabilities	61,419	52,694	8,725	16.6%
During the six months ended June 30, 2026, the Company's reinsurance recoverable on unpaid losses decreased by $49.1 million or 10.6% primarily due to the receipt of loss recoveries from Cavello under the LPT/ADC Agreement.
Net loan receivable from related party decreased by $17.4 million or 20.1% as scheduled payments, which commenced on January 1, 2025, continue be made on a quarterly basis.
The Company's reserve for loss and LAE decreased by $82.8 million or 13.0% primarily due to continuing settlement of loss reserves liabilities primarily for the legacy AmTrust Reinsurance contracts. The funds withheld receivable decreased by 41.4% due to settlement of amounts due under International contracts.
At June 30, 2026, the Company's reinsurance receivables increased by $4.9 million, as the Company recorded $5.3 million under reinsurance balances receivable as a result of the GLS Arbitration Final Award. An offsetting amount was also accrued in the Company’s underwriting-related derivative liability under accrued expenses and other liabilities related to this transaction. Please see Note 11. Commitments and Contingencies for further information.
Accrued expenses and other liabilities increased by $8.7 million or 16.6% for the six months ended June 30, 2026 primarily due to the increase in the underwriting-related derivative liability, along with an increase in reinsurance losses payable under the legacy AmTrust reinsurance agreements.
NOL Carryforwards
We believe the Combination and our ability to increase pre-tax income will create opportunities to utilize the Company's total NOL carryforwards of $471.6 million at June 30, 2026. Approximately $383.4 million of these NOL carryforwards expire in various years beginning in 2029.
As of June 30, 2026, Maiden had NOL carryforwards with no expiry date of $79.1 million or 16.8% of our total NOL carryforwards under the relevant U.S. tax law. NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $139.9 million or $17.88 per common share at June 30, 2026. Maiden's net U.S. DTA of $139.9 million is not currently recognized on the Company's condensed consolidated balance sheet as a full valuation allowance is carried against it.
At June 30, 2026, Kestrel LLC had NOL carryforwards of $9.1 million with no expiry date. Additionally, Kestrel LLC has net DTA of $11.0 million or $1.40 per common share at June 30, 2026, which mainly relates to tax basis intangibles and not presently recognized on our Condensed Consolidated Balance Sheet as a full valuation allowance is carried against it.
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
Capital Resources
During the six months ended June 30, 2026, book value per common share decreased to $14.57 and diluted book value per common share decreased to $13.31, compared to $16.57 and $16.28 at December 31, 2025, respectively. Total capital resources decreased by $14.3 million compared to December 31, 2025 due to the following items:
•retained earnings decreased by $15.5 million due to the net loss reported for the six months ended June 30, 2026;
•AOCI decreased by $0.9 million driven by: (1) net unrealized losses of $0.5 million on our AFS investment portfolio due to market price movements in the six months ended June 30, 2026, and (2) a decrease in foreign currency translation adjustment of $0.4 million in the six months ended June 30, 2026 due to appreciation of the U.S. dollar on the re-measurement of net assets denominated in British pound and euro;
•treasury shares increased by $0.5 million due to common shares repurchases for withholding in respect of tax obligations on the vesting of non-performance-based restricted shares; and
•additional paid-in capital increased by $2.6 million due to stock based compensation expense incurred during the six months ended June 30, 2026.

The following table shows the movement in our capital resources at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Change in $
($ in thousands)
Common shares at par value	$101	$100	$1
Additional paid-in capital	180,153	177,534	2,619
Accumulated other comprehensive (loss) income	(29)	916	(945)
(Accumulated deficit) retained earnings	(14,316)	1,197	(15,513)
Treasury shares, at cost	(51,949)	(51,463)	(486)
Total Kestrel shareholders' equity	113,960	128,284	(14,324)
Senior notes - principal amount	262,361	262,361	—
Total capital resources	$376,321	$390,645	$(14,324)
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part I Item 1. "Financial Information" of this Quarterly Report on Form 10-Q for a discussion of equity instruments issued by the Company.
Book value and diluted book value per common share at June 30, 2026 and December 31, 2025 were as follows:

($ in thousands except share and per share data)	June 30, 2026	December 31, 2025
Ending common shareholders’ equity	$113,960	$128,284
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$113,960	$128,284

Common shares outstanding	7,824,030	7,741,943
Shares issued from assumed conversion of dilutive options and restricted shares	737,943	136,197
Denominator for diluted book value per common share calculation	8,561,973	7,878,140

Book value per common share	$14.57	$16.57
Diluted book value per common share	13.31	16.28
Senior Notes
At June 30, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA, collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2026. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1. "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q for ongoing litigation regarding the 2013 Senior Notes.
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
The Vermont DFR has approved all dividend requests under this program. Subsequent to these approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance paid total dividends of $152.5 million to Maiden NA as of June 30, 2026.

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
The net loss for Maiden and Maiden NA was largely due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses for the respective periods. Summarized financial information of Maiden NA and Maiden as of June 30, 2026 and for the three and six months ended June 30, 2026 were as follows:

	Maiden NA	Maiden
	($ in thousands)
Total assets	$14,443	$4,645
Total liabilities	111,736	79,792
Amounts due from subsidiaries (not included in total assets above)	36	7,021
Amounts due to subsidiaries (not included in total liabilities above)	12,014	7,387
Related party loan payable (not included in total liabilities above)	—	340,947
Total revenue for the quarter-to-date period	1	—
Net loss for the quarter-to-date period	(1,715)	(7,394)
Total revenue for year-to-date period	4	—
Net loss for year-to-date period	(4,786)	(15,257)
With respect to the related party loan payable for Maiden above, under the conditions stipulated in the Vermont DFR approval for the Combination, Maiden Reinsurance (as the lender) is no longer permitted to include the corresponding related party loan receivable from Maiden (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, Maiden Reinsurance's ratio of risk-based capital to total adjusted capital was significantly reduced, which remains sufficient to not only support the dividends related to the Combination and recurring quarterly dividends (which require prior approval by the Vermont DFR on a quarterly basis) but our ability to selectively underwrite business in support of our Program Services segment in the future.
The ratio of Debt to Total Capital Resources at June 30, 2026 and December 31, 2025 was computed as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Senior notes - principal amount	$262,361	$262,361
Shareholders’ equity	113,960	128,284
Total capital resources	$376,321	$390,645
Ratio of debt to total capital resources	69.7%	67.2%
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
As discussed above, at June 30, 2026, guarantees of $70.7 million have been provided to lenders by Maiden Reinsurance on behalf of the real estate joint venture, however, the likelihood of Maiden Reinsurance incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Measures
Please refer to our Key Financial Measures presented in the "Overview to Critical Accounting Policies" section for financial measures in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (loss) income.
Non-GAAP operating loss was $6.7 million for the three months ended June 30, 2026 compared to non-GAAP earnings of $5.4 million for the same period in 2025. The non-GAAP operating loss increased by $12.1 million for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to higher recurring operating expenses, higher adverse PPD in the Legacy Reinsurance segment, and higher interest and amortization expense on the Senior Notes, partly offset by improved Program Services results. Maiden's results for the three months ended June 30, 2025 only included operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
Non-GAAP operating loss was $17.4 million for the six months ended June 30, 2026, compared to a non-GAAP operating earnings of $5.0 million for the six months ended June 30, 2025. The non-GAAP operating loss increased by $22.4 million for the six months ended June 30, 2026 primarily due to higher recurring operating expenses, higher adverse PPD in the Legacy Reinsurance segment, and higher interest and amortization expense on the Senior Notes, partly offset by improved Program Services results. Maiden's results for the six months ended June 30, 2025 only included operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
Non-GAAP Operating ROACE for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Non-GAAP operating (loss) earnings	$(6,740)	$5,394	$(17,352)	$5,000
Opening adjusted shareholders’ equity	121,437	4,227	128,284	4,606
Ending adjusted shareholders’ equity	113,960	150,085	113,960	150,085
Average adjusted shareholders’ equity	117,699	77,156	121,122	77,346
Non-GAAP Operating ROACE	(23.0)%	28.0%	(28.9)%	13.0%
The calculation and reconciliation to nearest GAAP measure of relevant non-GAAP measures used by management are:

For the Three Months Ended June 30,	2026	2025
	($ in thousands except per share data)
Net (loss) income attributable to Kestrel common shareholders	$(8,082)	$69,927
Add (subtract):
Net realized and unrealized investment losses (gains)	2,984	(1,058)
Amortization of intangible assets	833	426
Foreign exchange and other (gains) losses	(2,278)	5,102
Interest in income of equity method investments	(10)	—
Change in bargain purchase gain	—	(73,590)
Litigation costs related to GLS related Arbitration	(847)	5
Restructuring and severance costs	734	1,779
Costs incurred due to the Combination	(74)	124
Change in fair value of earn out consideration	—	2,679
Non-GAAP operating (loss) earnings	$(6,740)	$5,394

Diluted (loss) earnings per share attributable to common shareholders	$(1.03)	$15.05
Add (subtract):
Net realized and unrealized investment losses (gains)	0.38	(0.23)
Amortization of intangible assets	0.11	0.09
Foreign exchange and other (gains) losses	(0.29)	1.10
Change in bargain purchase gain	—	(15.88)
Litigation costs related to GLS related Arbitration	(0.11)	—
Restructuring and severance costs	0.09	0.38
Costs incurred due to the Combination	(0.01)	0.03
Change in fair value of earn out consideration	—	0.58
Non-GAAP diluted operating (loss) earnings per share attributable to common shareholders	$(0.86)	$1.12

For the Six Months Ended June 30,	2026	2025
	($ in thousands except per share data)
Net (loss) income attributable to Kestrel common shareholders	$(15,513)	$69,533
Add (subtract):
Net realized and unrealized investment losses (gains)	1,645	(1,058)
Amortization of intangible assets	1,671	426
Foreign exchange and other (gains) losses	(4,498)	5,102
Interest in income of equity method investments	(9)	—
Change in bargain purchase gain	—	(73,590)
Litigation costs related to GLS related Arbitration	(884)	5
Restructuring and severance costs	1,007	1,779
Costs incurred due to the Combination	(771)	124
Change in fair value of earn out consideration	—	2,679
Non-GAAP operating (loss) earnings	$(17,352)	$5,000

Diluted (loss) earnings per share attributable to common shareholders	$(1.99)	$18.80
Add (subtract):
Net realized and unrealized investment losses (gains)	0.21	(0.29)
Amortization of intangible assets	0.21	0.12
Foreign exchange and other (gains) losses	(0.58)	1.38
Change in bargain purchase gain	—	(19.93)
Litigation costs related to GLS related Arbitration	(0.11)	—
Restructuring and severance costs	0.13	0.48
Costs incurred due to the Combination	(0.10)	0.03
Change in fair value of earn out consideration	—	0.73
Non-GAAP diluted operating (loss) earnings per share attributable to common shareholders	$(2.23)	$1.32

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
At June 30, 2026, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $0.4 million and $2.4 million were generated during the three and six months ended June 30, 2026, respectively, compared to net foreign exchange losses of $5.1 million for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, net foreign exchange gains were attributable to appreciation of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in non-USD currencies. The U.S. dollar strengthened relative to the Euro but weakened relative to British pound for the three months ended June 30, 2026, while it strengthened relative to both the British pound and euro for the six months ended June 30, 2026. The appreciation was generally the result of safe-haven demand for U.S. dollars in the face of geopolitical tensions during the period. The foreign exchange gains for the three and six months ended June 30, 2026 were primarily unrealized from the effects of the revaluation of our net insurance liabilities that are required to be remeasured in foreign currencies at each balance sheet date.
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
At June 30, 2026, the decrease in foreign currency translation adjustments of $0.4 million for the six months ended June 30, 2026 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at June 30, 2026 included reserve for net loss and LAE on our Legacy Reinsurance segment of $233.1 million. Our foreign currency asset exposures at June 30, 2026 include $89.3 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.4 million of real estate investments denominated in Canadian dollars, as well as $6.4 million of funds withheld receivable based in various non-USD currencies.
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
Off-Balance Sheet Arrangements
At June 30, 2026, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of June 30, 2026 covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details common share repurchases made during the three months ended June 30, 2026:

For the Three Months Ended June 30, 2026	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
($ in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	—	—	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
Total	—	$—	—	—

During the six months ended June 30, 2026, the Company repurchased 47,036 common shares at an average price of $10.32 per share from employees, which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares. There were no share repurchases during the three months ended June 30, 2026.
Subsequent to the three months ended June 30, 2026 and through the period ended August 7, 2026, the Company did not repurchase any common shares.

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
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Performance Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report Form 8-K filed May 14, 2026.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1
The following materials from Kestrel Group Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Operations; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KESTREL GROUP LTD
By:
August 7, 2026		/s/ Bradford Luke Ledbetter
Bradford Luke Ledbetter Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
Patrick J. Haveron President and Chief Financial Officer (Principal Financial Officer)