Form 10-Q
period 2026-09-30
Kestrel Group Ltd
filed 2026-11-06
CIK 2055116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of October 31, 2026, 8,737,137 common shares were outstanding. 10,974,671 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 2,237,534 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
KESTREL GROUP LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities: available-for-sale, at fair value (Amortized cost: 2026: $142,288; 2025: $168,991)	$141,114	$169,665
Equity securities: at fair value (Cost: 2026: $9,152; 2025: $11,145)	9,755	11,748
Equity method investments	33,922	33,532
Other investments	171,766	173,358
Total investments	356,557	388,303
Cash and cash equivalents	26,934	20,044
Restricted cash and cash equivalents	9,113	9,146
Accrued investment income	5,255	5,063
Reinsurance balances receivable, net (includes $0 and $2 from related parties in 2026 and 2025, respectively. Allowance for expected credit losses: 2026: $11; 2025: $14)	374	724
Reinsurance recoverable on unpaid losses: (Allowance for expected credit losses: 2026: $1,647; 2025: $1,740)	391,094	461,197
Net loan receivable from related party	64,054	86,883
Intangible assets	7,008	9,347
Funds withheld receivable: (Allowance for expected credit losses: 2026: $—; 2025: $2)	4,542	10,956
Other assets	14,715	18,292
Total assets	$879,646	$1,009,955
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $450,209 and $554,507 from related parties in 2026 and 2025, respectively)	$524,685	$637,169
Unearned premiums (includes $11,744 and $17,227 from related parties in 2026 and 2025, respectively)	11,744	17,406
Accrued expenses and other liabilities (includes $34,166 and $16,443 from related parties in 2026 and 2025, respectively)	70,013	52,694
Senior notes - principal amount	262,361	262,361
Less: unamortized fair value adjustment	86,971	87,959
Senior notes, net	175,390	174,402
Total liabilities	781,832	881,671
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2026: 11,027,475 and 2025: 10,115,674 shares issued; 2026: 8,737,137 and 2025: 7,878,140 shares outstanding)	110	100
Additional paid-in capital	181,695	177,534
Accumulated other comprehensive (loss) income	(1,327)	916
(Accumulated deficit) retained earnings	(30,671)	1,197
Treasury shares, at cost (2026: 2,290,338 shares, 2025: 2,237,534 shares)	(51,993)	(51,463)
Total shareholders’ equity	97,814	128,284
Total liabilities and equity	$879,646	$1,009,955
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Gross premiums written	$(1,171)	$3,760	$2,919	$4,856
Net premiums written	$(1,146)	$3,895	$2,944	$4,990
Change in unearned premiums	3,093	2,941	5,634	4,268
Net premiums earned	1,947	6,836	8,578	9,258
Fee revenue	4,068	1,621	10,930	2,972
Net investment income	2,344	3,587	7,406	5,163
Net realized and unrealized investment (losses) gains	(3,596)	5,494	(5,241)	6,552
Total revenues	4,763	17,538	21,673	23,945
Expenses
Net loss and loss adjustment expenses	5,948	10,406	9,718	4,445
Commission and other acquisition expenses	128	1,718	2,584	2,112
General and administrative expenses	11,445	11,789	34,182	18,425
Interest and amortization expenses	4,257	4,128	12,330	5,647
Change in fair value of earn out liability	—	(2,679)	—	—
Gain on bargain purchase	—	—	—	(73,590)
Foreign exchange and other (gains) losses	(675)	(2,802)	(5,173)	2,300
Total expenses	21,103	22,560	53,641	(40,661)
Net (loss) income before income taxes	(16,340)	(5,022)	(31,968)	64,606
Less: income tax expense (benefit)	11	7	(95)	102
Interest in (loss) income of equity method investments	(4)	(24)	5	(24)
Net (loss) income	$(16,355)	$(5,053)	$(31,868)	$64,480

Basic and diluted (loss) earnings per share attributable to Kestrel common shareholders	$(2.09)	$(0.65)	$(4.08)	$12.70
	—	—	—	—
Weighted average number of common shares - basic and diluted	7,834,025	7,741,943	7,803,789	5,053,828

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(16,355)	$(5,053)	$(31,868)	$64,480
Other comprehensive loss
Net unrealized holdings (losses) gains on AFS fixed maturities	(1,258)	219	(1,810)	704
Adjustment for reclassification of net realized losses recognized in net loss	1	—	12	—
Foreign currency translation adjustment	(41)	(1,694)	(445)	(1,620)
Other comprehensive loss, after tax	(1,298)	(1,475)	(2,243)	(916)
Comprehensive (loss) income	$(17,653)	$(6,528)	$(34,111)	$63,564

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Common shares
Beginning balance	$101	$100	$100	$27
Shares issued on Combination Agreement	—	—	—	73
Issuance of common shares from vesting of share-based compensation	9	—	10	—
Ending balance	110	100	110	100
Additional paid-in capital
Beginning balance	180,153	176,885	177,534	10,107
Issuance of common shares from vesting of share-based compensation	(9)	—	(10)	—
Share-based compensation expense	1,551	216	4,171	455
Shares issued as consideration for Combination	—	—	—	166,539
Ending balance	181,695	177,101	181,695	177,101
Accumulated other comprehensive loss
Beginning balance	(29)	559	916	—
Change in net unrealized investment (losses) gains	(1,257)	219	(1,798)	704
Foreign currency translation adjustment	(41)	(1,694)	(445)	(1,620)
Ending balance	(1,327)	(916)	(1,327)	(916)
Accumulated deficit
Beginning balance	(14,316)	24,005	1,197	(5,528)
Net (loss) income	(16,355)	(5,053)	(31,868)	64,480
Distribution to shareholders	—	—	—	(40,000)
Ending balance	(30,671)	18,952	(30,671)	18,952
Treasury shares
Beginning balance	(51,949)	(51,463)	(51,463)	—
Shares issued to Maiden Reinsurance	—	—	—	(51,463)
Shares repurchased	(44)	—	(530)	—
Ending balance	(51,993)	(51,463)	(51,993)	(51,463)
Total shareholders' equity	$97,814	$143,774	$97,814	$143,774
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

KESTREL GROUP LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2026	2025
Cash flows from operating activities
Net (loss) income	$(31,868)	$64,480
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Other non-cash income including credit losses, depreciation, amortization, leases	(4,540)	(495)
Gain on bargain purchase	—	(73,590)
Interest in income of equity method investments	(5)	24
Net realized and unrealized investment (losses) gains	5,241	(6,552)
Share-based compensation expense	4,171	455
Foreign exchange and other (gains) losses	(5,173)	2,300
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	298	730
Reinsurance recoverable on unpaid losses	11,142	5,368
Accrued investment income	(206)	(973)
Funds withheld receivable	4,862	(1,231)
Other assets	5,431	(569)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(41,072)	(47,246)
Unearned premiums	(5,659)	(4,307)
Accrued expenses and other liabilities	18,067	31,170
Net cash used in operating activities	(39,311)	(30,436)
Cash flows from investing activities:
Purchases of fixed maturities	(116,944)	(139,666)
Purchases of other investments	(6,087)	(7,458)
Purchases of equity method investments	(1,634)	(604)
Proceeds from sales of fixed maturities	49,620	15,190
Proceeds from maturities, paydowns and calls of fixed maturities	92,312	149,346
Proceeds from sale and redemption of other investments	2,317	1,065
Proceeds from sale and redemption of equity securities	1,993	—
Cash acquired from purchase of business	—	93,515
Net loan receivable from related party	25,817	6,750
Other investing activities, net	(24)	(18)
Net cash provided by investing activities	47,370	118,120
Cash flows from financing activities:
Repurchase of common shares	(530)	—
Dividends paid – Kestrel equityholders	—	(40,000)
Net cash used in financing activities	(530)	(40,000)
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	(672)	496
Net increase in cash, restricted cash and cash equivalents	6,857	48,180
Cash, restricted cash and cash equivalents, beginning of period	29,190	4,286
Cash, restricted cash and cash equivalents, end of period	$36,047	$52,466
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$26,934	$24,832
Restricted cash and cash equivalents, end of period	9,113	27,634
Total cash, restricted cash and cash equivalents, end of period	$36,047	$52,466
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
Introductory Note
On May 27, 2025, Kestrel Group LLC (“Kestrel LLC”) and Maiden Holdings, Ltd. (“Maiden”) completed their previously announced combination agreement ("Combination"), forming a new, publicly listed specialty program company operating under the name Kestrel Group Ltd. The Combination, which was announced on December 30, 2024, effectuated the transaction via the formation of a new Bermuda holding company, Bermuda Ranger Topco Ltd. ("Bermuda NewCo"). Both Kestrel LLC and Maiden completed a series of transactions to become indirect wholly owned subsidiaries of Bermuda NewCo, and upon the closing of the transactions, Bermuda NewCo was renamed “Kestrel Group Ltd” and rebranded as Kestrel Group and is the successor company to Maiden.
Maiden shares ceased trading on the NASDAQ Capital Market ("Nasdaq") at close of market on May 27, 2025 and Kestrel Group shares began trading on the Nasdaq on May 28, 2025 under the ticker symbol “KG”. The Combination creates a capital light, fee-based insurance platform with the ability to selectively deploy underwriting capacity to optimize shareholder returns.
As of September 30, 2026, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 20.4% of the Company's total issued and outstanding common shares, which is eliminated for accounting and financial reporting purposes in the Condensed Consolidated Financial Statements. The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped due to an approval by Maiden shareholders to remove the voting limitation prior to the Combination.
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
On May 20, 2026, the pending sale of Maiden GF was again rejected by the SFSA, thus the held for sale classification is no longer met. The held-for-sale assets and liabilities of Maiden LF and Maiden GF as reported at December 31, 2025 have been reclassified to held and used in light of these recent regulatory decisions. The Company presently expects to proceed with a managed run-off of Maiden GF. The net loss from discontinued operations for the three and nine months ended September 30, 2026 would have been $427 and $2,465 had Maiden LF and Maiden GF remained held-for-sale at September 30, 2026 compared to $965 and $1,460 in the three and nine months ended September 30, 2025, respectively.

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
The Company evaluates segment performance based on segment underwriting and fee income (loss), which excludes the results of the Company's investment portfolio. Segment underwriting and fee income (loss) is calculated as net premiums earned plus fee revenue, less net loss and loss adjustment expenses ("LAE"), commission and other acquisition expenses, and Segment G&A expenses.
General and administrative ("G&A") expenses that are directly attributable to a segment are charged to that segment. Salaries and benefits are allocated based on management's estimate of time spent supporting each segment. G&A expenses allocated to the segments are referred to as "Segment G&A expenses" in the segment tables below. They consist of overhead costs that support the segments' underwriting operations, primarily payroll and benefits, legal costs related to underwriting operations, audit and professional fees, banking and letter of credit ("LOC") fees, and shared IT costs. General corporate expenses are not allocated to the reportable segments. They primarily include salaries and benefits based on estimate of time spent on corporate matters, public holding company costs and corporate legal fees, and are referred to as "Corporate G&A Expenses" in the reconciliation tables.
In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, net loan receivable from related party, intangible assets, certain other assets and restricted cash and investments. All remaining assets are allocated to Corporate which are shown in the tables that summarize the financial position of the Company's reportable segments including a reconciliation to the Company's condensed consolidated total assets. Please note the Company allocates certain operating expenses to a segment but does not allocate the underlying corporate assets (such as corporate headquarters, centralized IT infrastructure, and shared office equipment) to that same segment. Corporate assets are managed centrally at the consolidated corporate level, and are not factored into the segment asset data regularly reviewed by the CODM to allocate resources or assess individual segment performance. The underlying assets supporting these corporate functions are shared across all operating segments and are assigned to "Corporate Assets" in their entirety.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the results of our reportable segments and the reconciliation of our reportable segments' results to the condensed consolidated net loss for the three months ended September 30, 2026 and 2025, respectively:

For the Three Months Ended September 30, 2026	Legacy Reinsurance	Program Services	Total
Gross premiums written	$(1,171)	$—	$(1,171)
Net premiums written	$(1,146)	$—	$(1,146)
Net premiums earned	$1,947	$—	$1,947
Fee revenue	—	4,068	4,068
Net loss and LAE	(5,948)	—	(5,948)
Commission and other acquisition expenses	(128)	—	(128)
Segment G&A expenses(1)	(2,283)	(1,165)	(3,448)
Underwriting loss and fee income	$(6,412)	$2,903	$(3,509)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			(1,252)
Interest and amortization expenses			(4,257)
Foreign exchange and other gains, net			675
Corporate G&A expenses(1)			(7,997)
Income tax expense			(11)
Interest in loss of equity method investments			(4)
Net loss			$(16,355)

For the Three Months Ended September 30, 2025	Legacy Reinsurance	Program Services	Total
Gross premiums written	$3,760	$—	$3,760
Net premiums written	$3,895	$—	$3,895
Net premiums earned	$6,836	$—	$6,836
Fee revenue	—	1,621	1,621
Net loss and LAE	(10,406)	—	(10,406)
Commission and other acquisition expenses	(1,718)	—	(1,718)
Segment G&A expenses(1)	(3,689)	(664)	(4,353)
Underwriting loss and fee income	$(8,977)	$957	$(8,020)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			9,081
Interest and amortization expenses			(4,128)
Change in fair value of earn out liability			2,679
Foreign exchange and other gains, net			2,802
Corporate G&A expenses(1)			(7,436)
Income tax expense			(7)
Interest in loss from equity method investments			(24)
Net loss			$(5,053)

(1)Segment G&A expenses and Corporate G&A expenses are non-GAAP measures based on specific allocations of total general and administrative expenses as presented in our unaudited Condensed Consolidated Statements of Operations.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the results of our reportable segments and the reconciliation of our reportable segments' results to the condensed consolidated net (loss) income for the nine months ended September 30, 2026 and 2025, respectively:

For the Nine Months Ended September 30, 2026	Legacy Reinsurance	Program Services	Total
Gross premiums written	$2,919	$—	$2,919
Net premiums written	$2,944	$—	$2,944
Net premiums earned	$8,578	$—	$8,578
Fee revenue	—	10,930	10,930
Net loss and LAE	(9,718)	—	(9,718)
Commission and other acquisition expenses	(2,584)	—	(2,584)
Segment G&A expenses(1)	(7,819)	(4,026)	(11,845)
Underwriting loss and fee income	$(11,543)	$6,904	$(4,639)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			2,165
Interest and amortization expenses			(12,330)
Foreign exchange and other gains, net			5,173
Corporate G&A expenses(1)			(22,337)
Income tax benefit			95
Interest in income from equity method investments			5
Net loss			$(31,868)

For the Nine Months Ended September 30, 2025	Legacy Reinsurance(2)	Program Services	Total
Gross premiums written	$4,856	$—	$4,856
Net premiums written	$4,990	$—	$4,990
Net premiums earned	$9,258	$—	$9,258
Fee revenue	—	2,972	2,972
Net loss and LAE	(4,445)	—	(4,445)
Commission and other acquisition expenses	(2,112)	—	(2,112)
Segment G&A expenses(1)	(5,432)	(2,003)	(7,435)
Underwriting loss and fee income	$(2,731)	$969	$(1,762)
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			11,715
Interest and amortization expenses			(5,647)
Gain on bargain purchase			73,590
Foreign exchange and other losses, net			(2,300)
Corporate G&A expenses(1)			(10,990)
Income tax expense			(102)
Interest in loss from equity method investments			(24)
Net income			$64,480

1.Segment G&A expenses and Corporate G&A expenses are non-GAAP measures based on specific allocations of total general and administrative expenses as presented in our unaudited Condensed Consolidated Statements of Operations.
2.Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to September 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's condensed consolidated total assets at September 30, 2026 and December 31, 2025:

September 30, 2026	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$374	$—	$374
Reinsurance recoverable on unpaid losses	391,094	—	391,094
Net loan receivable from related party	64,054	—	64,054
Intangible assets	7,008	—	7,008
Cash and cash equivalents and investments(1)	134,148	1,943	136,091
Funds withheld receivable	4,542	—	4,542
Other assets(2)	430	4,455	4,885
Total assets - reportable segments	601,650	6,398	608,048
Corporate assets	—	—	271,598
Total Assets	$601,650	$6,398	$879,646

December 31, 2025	Legacy Reinsurance	Program Services	Total
Reinsurance balances receivable, net	$724	$—	$724
Reinsurance recoverable on unpaid losses	461,197	—	461,197
Loan to related party	86,883	—	86,883
Intangible assets, net	9,347	—	9,347
Cash and cash equivalents and investments(1)	163,767	3,165	166,932
Funds withheld receivable	10,956	—	10,956
Other assets(2)	227	2,477	2,704
Total assets - reportable segments	733,101	5,642	738,743
Corporate assets	—	—	271,212
Total Assets	$733,101	$5,642	$1,009,955
1.Cash & investments for the Legacy Reinsurance segment are restricted as discussed in Note 4(e). The Company is required to provide collateral for its reinsurance liabilities under various legacy reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities.
2.Other assets for the Program Services segment is entirely comprised of Program fee receivables related to written premiums that are still unpaid at the reporting date. Unpaid amounts are generally paid within 30-60 days after inception of the policy unless the program allows for premiums to be paid on installments. Other assets also includes estimated amounts due from Programs when there is a contractual lag in reporting from the balance sheet date.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The financial information relating to net premiums written by major line of business within the Legacy Reinsurance segment for the three and nine months ended September 30, 2026 and 2025 are detailed below:

For the Three Months Ended September 30,	2026		2025
Net premiums written	Total	% of Total	Total	% of Total
Diversified Legacy Reinsurance	$532	(46.4)%	$3,587	92.1%
AmTrust Legacy Reinsurance	(1,678)	146.4%	308	7.9%
Legacy Reinsurance Segment	$(1,146)	100.0%	$3,895	100.0%

For the Nine Months Ended September 30,	2026		2025
Net premiums written	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$1,821	61.8%	$4,967	99.5%
AmTrust Legacy Reinsurance	1,123	38.2%	23	0.5%
Legacy Reinsurance Segment	$2,944	100.0%	$4,990	100.0%
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to September 30, 2025.

The financial information for net premiums earned by major line of business within the Legacy Reinsurance segment for the three and nine months ended September 30, 2026 and 2025 are detailed below:

For the Three Months Ended September 30,	2026		2025
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Legacy Reinsurance	$534	27.4%	$3,876	56.7%
AmTrust Legacy Reinsurance	1,413	72.6%	2,960	43.3%
Legacy Reinsurance Segment	$1,947	100.0%	$6,836	100.0%

For the Nine Months Ended September 30,	2026		2025
Net premiums earned	Total	% of Total	Total(1)	% of Total
Diversified Legacy Reinsurance	$1,972	23.0%	$5,266	56.9%
AmTrust Legacy Reinsurance	6,606	77.0%	3,992	43.1%
Legacy Reinsurance Segment	$8,578	100.0%	$9,258	100.0%

(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to September 30, 2025.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments
The Company holds: (i) available-for-sale ("AFS") portfolio of fixed maturity investments carried at fair value; (ii) equity securities, carried at fair value; (iii) other investments carried at fair value; (iv) equity method investments using equity method accounting; and (v) funds held - directly managed.
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed maturity investments at September 30, 2026 and December 31, 2025 are as follows:

September 30, 2026	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills	$34,364	$—	$(1)	$34,363
U.S. agency bonds – mortgage-backed	19,619	—	(658)	18,961
Non-U.S. government bonds	59,116	—	(348)	58,768
Collateralized loan obligations	20,290	—	(47)	20,243
Corporate bonds	8,899	—	(120)	8,779
Total AFS fixed maturity investments	$142,288	$—	$(1,174)	$141,114

December 31, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills	$43,662	$11	$—	$43,673
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618
Non-U.S. government bonds	30,457	—	(162)	30,295
Collateralized loan obligations	62,593	52	(21)	62,624
Corporate bonds	11,456	2	(3)	11,455
Total AFS fixed maturity investments	$168,991	$860	$(186)	$169,665
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $620 at September 30, 2026 (December 31, 2025: $778). The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable for the three and nine months ended September 30, 2026 and 2025.
The contractual maturities of our fixed maturities at September 30, 2026 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2026	Amortized cost	Fair value
Due in one year or less	$79,710	$79,572
Due after one year through five years	22,169	21,860
Due after five years through ten years	500	478
	102,379	101,910
U.S. agency bonds – mortgage-backed	19,619	18,961
Collateralized loan obligations	20,290	20,243
Total AFS fixed maturity investments	$142,288	$141,114

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bills	$34,363	$(1)	$—	$—	$34,363	$(1)
U.S. agency bonds – mortgage-backed	18,961	(658)	—	—	18,961	(658)
Non-U.S. government bonds	48,630	(325)	4,476	(23)	53,106	(348)
Collateralized loan obligations	11,756	(22)	8,487	(25)	20,243	(47)
Corporate bonds	8,779	(120)	—	—	8,779	(120)
AFS fixed maturity investments in an unrealized loss position	$122,489	$(1,126)	$12,963	$(48)	$135,452	$(1,174)
At September 30, 2026, there were 43 securities in an unrealized loss position with a fair value of $135,452 and unrealized losses of $1,174. Of these securities in an unrealized loss position, there were 4 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $12,963 and unrealized losses of $48.

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Non-U.S. government bonds	$30,295	$(162)	$—	$—	$30,295	$(162)
Collateralized loan obligations	36,370	(21)	—	—	36,370	(21)
Corporate bonds	10,943	(3)	—	—	10,943	(3)
AFS fixed maturity investments in an unrealized loss position	$77,608	$(186)	$—	$—	$77,608	$(186)
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
Based on the Company's analysis at September 30, 2026, net unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At September 30, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, no allowance was recorded for expected credit losses on the Company's portfolio of AFS fixed maturity securities for the three and nine months ended September 30, 2026 and 2025, respectively.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize the credit ratings of our fixed maturities as at September 30, 2026 and December 31, 2025:

September 30, 2026	Amortized cost	Fair value	% of Total fair value
U.S. treasury bills	$34,364	$34,363	24.4%
U.S. agency bonds – mortgage-backed	19,619	18,961	13.4%
AAA	32,012	31,945	22.6%
AA+, AA, AA-	14,969	14,908	10.6%
A+, A, A-	40,824	40,459	28.7%
BBB+, BBB, BBB-	500	478	0.3%
Total fixed maturities (1)	$142,288	$141,114	100.0%

December 31, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bills	$43,662	$43,673	25.8%
U.S. agency bonds – mortgage-backed	20,823	21,618	12.7%
AAA	64,404	64,436	38.0%
AA+, AA, AA-	13,305	13,288	7.8%
A+, A, A-	26,288	26,139	15.4%
BBB+, BBB, BBB-	509	511	0.3%
Total fixed maturities(1)	$168,991	$169,665	100.0%
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
The collateralized investments in direct lending entities of $52,433 at September 30, 2026 (December 31, 2025: $53,275) are carried at fair market value. ASC 825-10: Financial Instruments provides a measurement basis election for most financial instruments using a choice of either historical cost or fair value, including other investments, allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model. The Company has elected the fair value option for its investments in direct lending entities, and these investments are reported at fair value as of September 30, 2026 and December 31, 2025. Please see Note 5(c). Fair Value Measurements for further information.
Other investments
The table shows the composition of the Company's other investments at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair value	% of Total	Fair Value	% of Total
Private equity funds(1)	$35,736	20.8%	$31,732	18.3%
Privately held equity investments(1)	9,474	5.5%	9,248	5.4%
Private credit investments(1)	310	0.2%	192	0.1%
Equity method investments with fair value option elected	73,813	43.0%	78,911	45.5%
Investments in direct lending entities	52,433	30.5%	53,275	30.7%
Total other investments at fair value	$171,766	100.0%	$173,358	100.0%
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
The following table provides the cost and fair values of the equity securities held at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$3,142	$2,845	$5,135	$4,838
Privately held preferred stocks	6,010	6,910	6,010	6,910
Total equity securities	$9,152	$9,755	$11,145	$11,748
All privately held securities held at September 30, 2026 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$2,845	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	6,910	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$9,755
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

The table below shows the total value of the Company's equity method investments as of September 30, 2026 and December 31, 2025 including those classified as other investments under the fair value option:

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments at equity method	$33,922	31.5%	$33,532	29.8%
Real estate investments at fair value option elected	48,200	44.7%	51,000	45.4%
Other equity method investments at fair value option elected	25,613	23.8%	27,911	24.8%
Total equity method investments with fair value option	73,813	68.5%	78,911	70.2%
Total equity method investments	$107,735	100.0%	$112,443	100.0%

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the carrying/fair values and beneficial ownership percentage of the Company's equity method investments, including those measured using the fair value option and reported in other investments, as of September 30, 2026, the summarized financial data of each equity method investment at June 30, 2026 and the Company's realized and unrealized gains (losses) or interest in income (loss) of equity method investments on these investments for the nine months ended September 30, 2026:

	September 30, 2026		For the Six Months Ended June 30, 2026		For the Nine Months Ended September 30, 2026
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Realized and unrealized gains (losses)(2)(3)
Silverstone Venture 1	$1,302	90.0%	$1,584	$253	$(800)
Silverstone Venture 2	4,177	86.8%	165	158	(97)
Silverstone Venture 3	20,134	70.2%	85	60	(131)
Extell Hudson Waterfront Holdings	48,200	25.0%	2,722	548	(2,800)
Seiden LP & Seiden MGMT LP(3)	33,922	100.0%	278	6	5
Total equity method investments	$107,735				$(3,823)
1.The Company included summarized financial data of its equity method investees as reported at June 30, 2026 as this period represents the most recent financial statements available at the time of filing the Company's Form 10-Q for the three and nine months ended September 30, 2026.
2.Fair value adjustments have been recorded under realized and unrealized gains (losses) for those equity method investments reported at fair value.
3.Seiden LP and Seiden MGMT LP are measured using equity method accounting at September 30, 2026. The interest in income (loss) of equity method investments has been recorded on its own line item on the statements of operations instead of through net realized and unrealized (losses) gains.

c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities	$1,146	$1,649	$2,858	$2,265
Income on funds withheld	15	17	70	37
Interest income from net loan receivable from AmTrust	862	1,604	3,014	2,263
Other investments	259	231	751	315
Cash and cash equivalents	142	155	860	355
	2,424	3,656	7,553	5,235
Investment expenses	(80)	(69)	(147)	(72)
Net investment income	$2,344	$3,587	$7,406	$5,163

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d)Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the specific identification method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

For the Three Months Ended September 30, 2026	Gross gains	Gross losses	Net
Fixed maturities	$4	$(1)	$3
Other investments	2,256	(5,855)	(3,599)
Net realized and unrealized investment gains (losses)	$2,260	$(5,856)	$(3,596)

For the Three Months Ended September 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$624	$—	$624
Equity securities	159	—	159
Other investments	5,376	(665)	4,711
Net realized and unrealized investment gains (losses)	$6,159	$(665)	$5,494

For the Nine Months Ended September 30, 2026	Gross gains	Gross losses	Net
Fixed maturities	$219	$(99)	$120
Other investments	6,577	(11,938)	(5,361)
Net realized and unrealized investment gains (losses)	$6,796	$(12,037)	$(5,241)

For the Nine Months Ended September 30, 2025	Gross gains	Gross losses	Net
Fixed maturities	$1,499	$(111)	$1,388
Equity securities	205	—	205
Other investments	5,888	(929)	4,959
Net realized and unrealized investment gains (losses)	$7,592	$(1,040)	$6,552
Realized and unrealized investment gains and losses from equity securities detailed in the table above include realized gains from sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized gains recognized for equity securities held at reporting date of September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains recognized for equity securities	$—	$159	$—	$205
Net gains recognized for equity securities divested	—	—	—	—
Net unrealized gains recognized for equity securities still held at the reporting date	$—	$159	$—	$205
Proceeds from sales of AFS fixed maturity investments were $1,138 and $49,620 for the three and nine months ended September 30, 2026 (2025: $7,878 and $15,190, respectively). Net unrealized losses included in accumulated other comprehensive income ("AOCI") at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Net unrealized (losses) gains on fixed maturity investments	$(1,119)	$679
Deferred income tax	—	—
Net unrealized (losses) gains, net of deferred income tax	$(1,119)	$679
Change, net of deferred income tax	$(1,798)	$679

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of the Company's restricted assets at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Restricted cash – third party agreements	$4,479	$7,767
Restricted cash – related party agreements	4,634	1,379
Total restricted cash	9,113	9,146
Restricted investments – in trust for third party agreements at fair value (amortized cost 2026: $38,686; 2025: $51,927)	38,531	52,350
Restricted investments – in trust for related party agreements at fair value (amortized cost 2026: $87,121; 2025: $102,313)	86,573	102,368
Total restricted investments	125,104	154,718
Total restricted cash and investments	$134,217	$163,864

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2026.
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
Contingent Receivables - The Company holds a contingent receivable related to a prior private equity investment in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company uses unobservable inputs to estimate the net present value of these potential distributions and the expected proceeds are classified as a contingent receivable and reported in Other Assets on the Consolidated Balance Sheet. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period with any changes in fair value reported immediately in income through foreign exchange and other gains (losses) on the condensed consolidated statement of operations.
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
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions. At September 30, 2026 and December 31, 2025, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bills	$34,363	$—	$—	$—	$34,363
U.S. agency bonds – mortgage-backed	—	18,961	—	—	18,961
Non-U.S. government bonds	—	58,768	—	—	58,768
Collateralized loan obligations	—	20,243	—	—	20,243
Corporate bonds	—	8,779	—	—	8,779
Equity securities	—	2,845	6,910	—	9,755
Contingent Receivable	—	—	5,651	—	5,651
Other investments	—	—	129,078	42,688	171,766
Total Assets measured at Fair Value	$34,363	$109,596	$141,639	$42,688	$328,286
As a percentage of total assets	3.9%	12.5%	16.1%	4.8%	37.3%

Underwriting-related derivative liability	$—	$—	$9,236	$—	$9,236

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bills	$43,673	$—	$—	$—	$43,673
U.S. agency bonds – mortgage-backed	—	21,618	—	—	21,618
Non-U.S. government bonds	—	30,295	—	—	30,295
Collateralized loan obligations	—	62,624	—	—	62,624
Corporate bonds	—	11,455	—	—	11,455
Equity securities	—	4,838	6,910	—	11,748
Contingent Receivable	—	—	9,955	—	9,955
Other investments	—	—	135,018	38,340	173,358
Total Assets measured at Fair Value	$43,673	$130,830	$151,883	$38,340	$364,726
As a percentage of total assets	4.3%	13.0%	15.0%	3.8%	36.1%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at September 30, 2026 and December 31, 2025, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds and U.S. treasury bills generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and classified as Level 2 within the fair value hierarchy.
At September 30, 2026 and December 31, 2025, no securities in our fixed maturity investment portfolio were priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service. At September 30, 2026 and December 31, 2025, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 for the three and nine months ended September 30, 2026 and 2025, respectively.
(c) Level 3 Financial Instruments
At September 30, 2026, the Company holds Level 3 financial assets of $141,639 (December 31, 2025: $151,883); and Level 3 financial liabilities of $9,236 (December 31, 2025: $3,984).
The Level 3 financial assets include collateralized investments in direct lending entities of $52,433 at September 30, 2026 (December 31, 2025: $53,275) which are carried at fair market value using significant unobservable inputs. These direct loans are illiquid and require long-term capital commitments, and so significant judgment was used in its valuation using discounted cash flows. However, collateral is held in excess of the fair value of this investment. Due to significant unobservable inputs required in its valuation, investments in direct lending entities are classified as Level 3 in the fair value hierarchy.
The Level 3 financial assets include privately held equity investments of $9,742 at September 30, 2026 (December 31, 2025: $9,742) and their fair values are estimated using quarterly unaudited capital and financial statements provided by the investee, option pricing models or market comparable transactions where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in these valuations, the fair values of these assets are classified as Level 3 in the fair value hierarchy.
The Company elected the fair value option for certain of its equity method investments at the acquisition date. The fair values of these equity method investments were $73,813 at September 30, 2026 (December 31, 2025: $78,911) and are presented in other investments and estimated using quarterly unaudited capital and financial statements provided by the investee, discounted cash flows and option pricing models, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. Due to significant unobservable inputs in valuations, the fair values of these assets are classified as Level 3 in the fair value hierarchy.
The Level 3 financial assets include a contingent receivable for a divested private equity investment in the insurance distribution industry where the Company will receive a series of distributions under terms of the asset purchase agreement. The net present value of potential distributions is $5,651 at September 30, 2026 (December 31, 2025: $9,955) which was reported in Other Assets on the Condensed Consolidated Balance Sheets. Under ASC 805, the earn out consideration for this receivable is adjusted to fair value using discounted cash flows at each reporting period with any changes in fair value reported in net income. Due to significant unobservable inputs in its valuation, its fair value is classified as Level 3 in the fair value hierarchy.
The Level 3 financial liability includes an underwriting-related derivative liability of $9,236 at September 30, 2026 (December 31, 2025: $3,984) for a reinsurance contract written by GLS which is included in accrued expenses and other liabilities as discussed in Note 11. Commitments, Contingencies and Guarantees. Its fair value was determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, this is classified as Level 3 in the fair value hierarchy.
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2026 and 2025. The Company includes any related interest and dividend income in net investment income and thus both are excluded from the reconciliation below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance - beginning of period	$151,662	$138,919	$151,883	$—
Acquired Level 3 investments	—	—	—	137,188
Purchases	1,748	2,458	3,634	4,181
Sales	(539)	(574)	(2,262)	(737)
Net realized and unrealized (losses) gains for the period	(4,890)	3,505	(5,274)	3,676
Settlements(1)	(6,342)	—	(6,342)	—
Total Level 3 investments - end of period	$141,639	$144,308	$141,639	$144,308
(1) This reduction in Level 3 investments was due to a partial cash settlement for the contingent receivable in the three and nine months ended September 30, 2026.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2026:

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Valuation Inputs	Range of Unobservable Inputs (Low/High/Weighted Average)			Impact of Increases in Inputs
Private equity investments - preferred shares	$4,578	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	5.0%	(0.3)%	Higher fair value
Private equity investments - preferred shares	2,332		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	3.0 years	3.0 years	3.0 years	Lower fair value
			Equity Volatility	40.0%	65.0%	56.6%	Lower fair value
Private equity investments - preferred shares	1,559	Market comparable companies & Option Pricing Models	Value Change - Market/Industry Factors	(3.0)%	7.5%	1.7%	Higher fair value
Private equity investments - preferred shares	1,273		Value Change - Company Performance	10.0%	10.0%	10.0%	Higher fair value
			Term to Exit	2.5 years	3.0 years	2.7 years	Lower fair value
			Equity Volatility	65.0%	92.5%	80.1%	Lower fair value
Investment in direct lending entities	52,433	Discounted cash flows	Discount rate	22.0%	22.0%	22.0%	Lower fair value
	—	Discounted cash flows	Discount Rate	10.0%	25.0%	17.0%	Lower fair value
Silverstone Ventures	25,613		Term to Exit	2.3 years	3.7 years	2.3 years	Lower fair value
Extell Hudson Waterfront Holdings		Discounted cash flows & option pricing models	Discount Rate	6.75%	6.75%	6.75%	Lower fair value
			Exit Cap Rate	5.25%	5.25%	5.25%	Lower fair value
	48,200		Equity Volatility	35.0%	37.5%	36.3%	Lower fair value
			Term to Exit	4.9 years	4.9 years	4.9 years	Lower fair value
			Discount for Lack of Marketability - OPM	16.0%	18.0%	17.0%	Lower fair value
			Discount for Lack of Marketability	5.0%	5.0%	5.0%	Lower fair value
			Discount from par on tax credits	20.0%	20.0%	20.0%	Lower fair value
Total Level 3 Investments	$135,988
Contingent Receivable	$5,651	Discounted cash flows & Option pricing models	EBITDA & Commission Discount Rate	10.5%	10.5%	10.5%	Lower fair value
			EBITDA & Commission Volatility	21.5%	21.5%	21.5%	Lower fair value

Underwriting-related derivative liability	$9,236	Discounted cash flows	Duration matched discount rates & arbitration decision	5.5%	5.5%	5.5%	Lower fair value

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
At September 30, 2026, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At September 30, 2026, the carrying value of the net loan receivable from related party approximates fair value. The fair value of the net loan receivable is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the net loan receivable from related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
The fair values of the Company's outstanding Senior Notes (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy. The following table presents the respective principal amount and fair values for the Senior Notes as at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$38,280	$110,000	$57,200
Senior Notes - MHNC – 7.75%	152,361	62,895	152,361	96,292
Total Senior Notes	$262,361	$101,175	$262,361	$153,492

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
The Company’s authorized share capital currently consists of 42,500,000 common shares with par value of $0.01 per share. Kestrel Group common shareholders are entitled to receive dividends. In the three and nine months ended September 30, 2026, the Company's Board of Directors did not declare any dividends to common shareholders. Holders of Kestrel Group common shares have no pre-emptive, redemption, conversion or sinking fund rights. Holders of Kestrel Group common shares are entitled to one vote per share on all matters submitted to a vote of holders of Kestrel Group common shares. Most matters to be approved by holders of Kestrel Group common shares require approval by a simple majority vote. Under the Kestrel Group bye-laws, the holders of at least a majority of the Kestrel Group common shares voting in person or by proxy at a meeting must approve any merger, amalgamation, business combination or similar transaction with another company.
At September 30, 2026, the aggregate authorized share capital of the Company is 42,500,000 shares of which 11,027,475 common shares were issued. This includes 8,737,137 common shares outstanding, and 2,290,338 treasury shares as discussed further below. The remaining 31,472,525 shares are undesignated at September 30, 2026. Common shares outstanding include 876,327 restricted shares and performance shares that remain unvested at September 30, 2026.
The table below shows common shares outstanding at September 30, 2026 and December 31, 2025:

($ in thousands except share and per share data)	September 30, 2026	December 31, 2025
Common shares outstanding excluding restricted & performance shares	7,860,810	7,741,943
Shares issued from assumed vesting of restricted & performance shares (1)	876,327	136,197
Total common shares outstanding	8,737,137	7,878,140
(1) Shares include 691,563 unvested restricted shares and 184,764 unvested performance shares (100% at Target) at September 30, 2026, and 136,197 unvested restricted shares at December 31, 2025.
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
During the three and nine months ended September 30, 2026, there were 16,715 and 727,037 restricted share awards granted to certain employees and board directors under the Kestrel Group Plan (2025: 104,268 for both respective periods).
On May 13, 2026, the Company granted a total of 184,764 performance awards ("Performance Award") to senior officers for fiscal year 2026 under the Kestrel Group Plan. The aggregate grant date fair value of the Performance Awards was $2,071, based on the closing price of the Company's common stock of $11.21 on the day before the grant date.
The Performance Awards are subject to a one-year performance period from January 1, 2026 through December 31, 2026, and vest based on achievement of a performance goal and continued service. The performance goal is based on the EBITDA of the Company's Program Services segment. Payouts range from 0% to 200% of target. If the threshold level of performance is not achieved, the Performance Awards will be forfeited upon certification by the Compensation Committee. Holders of the Performance Awards are entitled to vote the underlying shares and to receive dividends, with any dividends held in escrow.
Compensation expense for the restricted share awards and Performance Awards was $1,551 and $4,171 for the three and nine months ended September 30, 2026, respectively, compared to $216 and $455 for the same periods in 2025. These amounts are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Share-based compensation expense for the three and nine months ended September 30, 2026 included a cumulative adjustment of $611 and $916 for the Performance Awards. During the third quarter of 2026, the Company increased its estimate of the expected level of achievement of the EBITDA performance goal. As a result, the Company recognized a cumulative adjustment to compensation expense, reflecting the change in the number of shares expected to vest and the portion of the requisite service period elapsed through September 30, 2026. The remaining unamortized compensation cost of the performance awards is $2,457 at September 30, 2026.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)Treasury Shares
Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.
During the three and nine months ended September 30, 2026, the Company repurchased 5,768 and 52,804 common shares at an average price of $7.58 and $10.02 per share from employees, which represent tax withholding in respect of tax obligations on vesting of non-performance-based restricted shares. There were no share repurchases from employees for the three and nine months ended September 30, 2025, respectively.
The table below includes the total number of treasury shares outstanding at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of common shares held by Maiden Reinsurance treated as treasury shares	2,237,534	2,237,534
Number of treasury shares due to common share repurchases by Kestrel Group	52,804	—
Total number of treasury shares at the end of the reporting period	2,290,338	2,237,534

d)AOCI
The following table sets forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2026	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$138	$(167)	$(29)
Other comprehensive loss before reclassifications	(1,258)	(41)	(1,299)
Amounts reclassified from AOCI to net loss, net of tax	1	—	1
Net current period other comprehensive loss	(1,257)	(41)	(1,298)
Ending balance, Kestrel shareholders	$(1,119)	$(208)	$(1,327)
For the Three Months Ended September 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$485	$74	$559
Other comprehensive income (loss) before reclassifications	219	(1,694)	(1,475)
Net current period other comprehensive income (loss)	219	(1,694)	(1,475)
Ending balance, Kestrel shareholders	$704	$(1,620)	$(916)
For the Nine Months Ended September 30, 2026	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$679	$237	$916
Other comprehensive loss before reclassifications	(1,810)	(445)	(2,255)
Amounts reclassified from AOCI to net loss, net of tax	12	—	12
Net current period other comprehensive loss	(1,798)	(445)	(2,243)
Ending balance, Kestrel shareholders	$(1,119)	$(208)	$(1,327)
For the Nine Months Ended September 30, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$—	$—	$—
Other comprehensive income (loss) before reclassifications	704	(1,620)	(916)
Net current period other comprehensive income (loss)	704	(1,620)	(916)
Ending balance, Kestrel shareholders	$704	$(1,620)	$(916)

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"). These are collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
On May 27, 2025 in connection with the Combination, (i) Maiden, as issuer, the Company, as guarantor, and Wilmington Trust, National Association, as trustee, entered into a second supplemental indenture (the “Second Supplemental Indenture”) to that certain indenture dated as of June 14, 2016, providing that the Company will fully and unconditionally guarantee Maiden’s 6.625% Senior Notes due 2046 and (ii) Maiden NA, as issuer, the Company, as guarantor, and Wilmington Trust Company, as trustee, entered into a fourth supplemental indenture (together with the Second Supplemental Indenture, the “Supplemental Indentures”) to that certain indenture dated as of June 24, 2011, providing that the Company will fully and unconditionally guarantee Maiden NA’s 7.75% Senior Notes due 2043.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2026 and December 31, 2025:

September 30, 2026	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,222	43,749	86,971
Carrying value	$66,778	$108,612	$175,390

December 31, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized fair value adjustment	43,627	44,332	87,959
Carrying value	$66,373	$108,029	$174,402

Original fair value adjustment at acquisition date	$43,928	$44,764
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	11.77%	11.63%
Total interest and amortization expense incurred on the Senior Notes for the three and nine months ended September 30, 2026 was $5,118 and $15,318, respectively, compared to $5,077 and $6,976 for the three and nine months ended September 30, 2025, respectively. Accrued interest payable was $1,342 at September 30, 2026 and December 31, 2025, respectively. Under the Combination, the Senior Notes were acquired at their respective fair market values on May 27, 2025, therefore the difference between the principal amount of the acquired debt and the fair market value of the acquired debt is being amortized over the remaining life of the Senior Notes up to par value. The amortization for the fair value adjustment was $341 and $988 for the three and nine months ended September 30, 2026, respectively, compared to $301 and $415 for the three and nine months ended September 30, 2025, respectively.
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2026 and 2025 was as follows:

For the Nine Months Ended September 30,	2026	2025
Premiums written
Direct	$1,820	$4,950
Assumed	1,099	(94)
Ceded	25	134
Net	$2,944	$4,990
Premiums earned
Direct	$2,000	$5,283
Assumed	6,582	3,880
Ceded	(4)	95
Net	$8,578	$9,258
Loss and LAE
Gross loss and LAE	$9,510	$1,867
Loss and LAE ceded	208	2,578
Net	$9,718	$4,445
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2026 was $391,094 (December 31, 2025: $461,197) presented in the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company's total allowance for expected credit losses on its reinsurance recoverable balance was $1,647 (December 31, 2025: $1,740).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and nine months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$1,613	$1,655	$1,740	$—
Expected credit losses on acquired recoverables under the Combination	—	—	—	1,655
Increase (decrease) in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	34	(196)	(93)	(196)
Allowance for expected credit losses on reinsurance recoverable, end of period	$1,647	$1,459	$1,647	$1,459
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $27,774 at September 30, 2026 (December 31, 2025: $32,791). The recoverable due from Cavello is presented net of an allowance for expected credit losses of $524 as at September 30, 2026 (December 31, 2025: $689).
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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. As of September 30, 2026, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $362,932 (December 31, 2025: $427,013) which was net of an allowance for expected credit losses of $1,120 as at September 30, 2026 (December 31, 2025: $1,048).
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of September 30, 2026, the amount of collateral required was $323,783 (December 31, 2025: $362,501). Under the terms of the LPT/ADC Agreement, covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at September 30, 2026. On February 13, 2026, S&P Global Ratings affirmed the BBB+ issuer credit rating on Enstar, and affirmed the A issuer credit and financial strength ratings on its operating subsidiary, Cavello.
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
Recoverables from the LPT/ADC Agreement are remitted directly to AmTrust as actual loss payments are made by Cavello. Please refer to "Note 8. Reinsurance" for additional information regarding the LPT/ADC Agreement. The losses incurred under the AmTrust Quota Share are covered under the LPT/ADC Agreement pursuant to which Cavello has assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share and therefore any adverse development will be recoverable as per terms of the agreement, and subject to the coverage of the LPT/ADC Agreement if it emanates from accident years 2018 and prior. Any loss development from accident year 2019 will be retained by Maiden Reinsurance. European Hospital Liability business is not covered under the LPT/ADC Agreement, therefore any adverse development in this line of business may result in significant losses.
The reserve for loss and LAE consists of:

	September 30, 2026	December 31, 2025
Reserve for reported loss and LAE	$268,845	$312,567
Reserve for losses incurred but not reported ("IBNR")	255,840	324,602
Reserve for loss and LAE	$524,685	$637,169
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2026	2025
Gross loss and LAE reserves, January 1	$637,169	$—
Less: reinsurance recoverable on unpaid losses, January 1	461,197	—
Net loss and LAE reserves, January 1	175,972	—
Net incurred losses related to:
Current year	3,769	5,613
Prior years	5,949	(1,168)
	9,718	4,445
Net paid losses related to:
Current year	(177)	(2,894)
Prior years	(45,020)	(44,241)
	(45,197)	(47,135)
Net Maiden Legacy run-off business acquired	—	221,109
Effect of foreign exchange rate movements	(6,902)	6,458
Net loss and LAE reserves, September 30	133,591	184,877
Reinsurance recoverable on unpaid losses, September 30	391,094	492,790
Gross loss and LAE reserves, September 30	$524,685	$677,667

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

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following table summarizes total PPD for our Legacy Reinsurance segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Prior Year Loss Development adverse (favorable)
Diversified Reinsurance legacy business	$5,163	$(291)	$4,530	$(166)
AmTrust Reinsurance legacy business	(1,422)	6,911	1,419	(1,002)
Total PPD for Legacy Reinsurance Segment	$3,741	$6,620	$5,949	$(1,168)
Legacy Reinsurance Segment: Diversified Business
In the Diversified Reinsurance legacy operations, there was adverse PPD of $5,163 and $4,530 for the three and nine months ended September 30, 2026, respectively, primarily driven by adverse loss development resulting from a reduction in inuring excess of loss reinsurance for German Auto claims resulting from inflation indexation adjustments pursuant to the terms of the contract in International business as well as the settlement of certain GLS claims during the third quarter. This compared to net favorable PPD of $291 and $166 for the three and nine months ended September 30, 2025 which was primarily driven by favorable development in run-off business.
Legacy Reinsurance Segment: AmTrust Business
The table below shows PPD for the AmTrust Reinsurance legacy operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$2,091	$(1,400)	$3,801	$(5,600)
LPT/ADC Agreement	(3,513)	3,601	(3,391)	(117)
European Hospital Liability Quota Share	—	4,710	1,009	4,715
Total AmTrust Reinsurance PPD	$(1,422)	$6,911	$1,419	$(1,002)
In the AmTrust Legacy Reinsurance operations, favorable PPD of $1,422 and adverse PPD of $1,419 was experienced for the three and nine months ended September 30, 2026, respectively, compared to adverse PPD of $6,911 and favorable PPD of $1,002 for the same respective periods in 2025.
Net favorable PPD of $1,422 for AmTrust Reinsurance in the three months ended September 30, 2026 was primarily experienced from movement not subject to the LPT/ADC Agreement including favorable movement in Workers' Compensation and Program exposure partially offset by adverse development in Specialty Risk lines of business in the AmTrust Quota Share.
Net adverse PPD of $1,419 for AmTrust Reinsurance in the nine months ended September 30, 2026 was primarily driven by adverse development in the European Hospital Liability Quota Share and General Liability and Specialty Risk lines of business in the AmTrust Quota Share, partially offset by loss recoveries anticipated under the LPT/ADC Agreement. PPD was also influenced by foreign currency fluctuations on loss reserves denominated in non-USD currencies. The impact of adverse foreign exchange fluctuations was $1,287 and $3,597 for the three and nine months ended September 30, 2026, respectively.
Net adverse PPD of $6,911 for AmTrust Reinsurance in the three months ended September 30, 2025 was primarily driven by adverse development in the European Hospital Liability Quota Share due to adjustments for certain death claims and a reduction in recoveries anticipated under the LPT/ADC Agreement; which were partially offset by favorable development on worker's compensation and other lines of business in the AmTrust Quota Share.
Net favorable PPD of $1,002 for AmTrust Reinsurance in the nine months ended September 30, 2025 was largely due to favorable development on worker's compensation and other lines of business in the AmTrust Quota Share partially offset by adverse development recognized in the European Hospital Liability Quota Share due to adjustments for certain death claims. The impact of adverse foreign exchange fluctuations was $778 for the three and nine months ended September 30, 2025, respectively.

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
The following describes transactions that have transpired between and among the Company (including Maiden), KILH and AmTrust:
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
The Kestrel equityholders at the closing date of the Combination received 2,749,996 common shares of the combined company. The proportionate interest in these shares include 1,811,764 Common Shares issued to KILH for the benefit of Terry Ledbetter and Luke Ledbetter, constituting 20.7% of outstanding Common Shares at September 30, 2026, and 776,040 Common Shares issued to AmTrust, constituting 8.9% of outstanding Common Shares at September 30, 2026.
Barry Zyskind is the beneficial owner of 318,714 Common Shares, constituting 3.6% of outstanding Common Shares. George Karfunkel is the beneficial owner of 80,000 Common Shares, constituting 0.9% of outstanding Common Shares. Leah Karfunkel is the beneficial owner of 339,630 Common Shares, constituting 3.9% of outstanding Common Shares.
By reason of his position as the chairman and chief executive officer of AmTrust and his equity interest in AmTrust, Barry Zyskind may be deemed to beneficially own the Common Shares owned by AmTrust. By reason of their membership on the board of directors of AmTrust and their equity interests in AmTrust, each of George Karfunkel and Leah Karfunkel may also be deemed to beneficially own the Common Shares owned by AmTrust. Therefore, including the 776,040 Common Shares owned by AmTrust, Barry Zyskind beneficially owns 1,094,754 Common Shares, constituting 12.5% of the Common Shares outstanding; George Karfunkel beneficially owns 856,040 Common Shares, constituting 9.8% of the Common Shares outstanding; and Leah Karfunkel beneficially owns 1,115,670 Common Shares, constituting 12.8% of the Common Shares outstanding. Each of Barry Zyskind, George Karfunkel and Leah Karfunkel disclaim beneficial ownership of the Common Shares owned by AmTrust to the extent permitted by law.
At September 30, 2026, AmTrust holds 8.9% of the Company's outstanding Common Shares and has the right to nominate (a) one non-independent director to the Kestrel Group Ltd board of directors for so long as AmTrust and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as AmTrust and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination. Kestrel Group writes its business on a fronting basis initially through the AmTrust Insurance Companies, and will cede up to 100% of underwriting risk in exchange for a ceding fee based on gross premiums written. In addition, AmTrust provides additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, Kestrel Group relies on its strategic partnership with AmTrust as a related party.
At September 30, 2026, the shares previously owned by KILH are held indirectly by Terry Ledbetter and Luke Ledbetter. Terry Lee Ledbetter beneficially owns 1,100,509 common shares (194,627 common shares held directly and 905,882 common shares held indirectly by Terry Lee Ledbetter together with Reta Laurie Ledbetter, through his or her role as co-trustee of Terry Lee Ledbetter and Reta Laurie Ledbetter 2000 Revocable Trust). Luke Ledbetter beneficially owns 1,100,509 common shares (194,627 common shares held directly and 905,882 common shares held indirectly through his role as trustee of each of the Bradford Luke Ledbetter 2006 Grantor Trust No. 2 and the Shari Ann Ledbetter Irrevocable 2019 Trust). Together, Terry Ledbetter, Luke Ledbetter, and these trusts hold 25.2% of total outstanding Kestrel Group common shares and through KILH hold the right to nominate (a) two non-independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination, and (b) two independent directors to the Kestrel Group board of directors for so long as KILH and its affiliates own at least 5% of the shares of Kestrel Group and at least 25% of the shares of Kestrel Group issued to them at the closing of the Combination.
Management Agreement with AmTrust
As part of the July 26, 2022 Unit Purchase Agreement, AmTrust North America Inc. acquired a 30% minority interest in Kestrel LLC with the option for Kestrel LLC to purchase certain insurance carriers owned by AmTrust North America Inc. Kestrel LLC also receives professional and administrative services through an expense reimbursement arrangement under the management agreement referenced below with AmTrust North America Inc. The Company incurred costs related to this agreement of $98 and $345 during the three and nine months ended September 30, 2026, respectively, compared to $106 and $350 for the same respective periods in 2025. These amounts are presented in general and administrative expenses in the condensed consolidated statement of operations and include professional services such as statutory financial reporting, IT processing, legal contracting, and insurance company compliance functions.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Kestrel LLC also has an exclusive management contract with AmTrust North America Inc. to produce business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the Combination, Kestrel has the option to acquire these insurers from AmTrust for a period of up to three years after the closing date. All fee revenue earned during the three and nine months ended September 30, 2026 and 2025 were based on the net premiums associated with this agreement.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross and net premiums written	$(1,678)	$308	$1,123	$23
Net premiums earned	1,413	2,960	6,606	3,992
Net loss and LAE	(4,316)	(5,304)	(8,629)	(2,222)
Commission and other acquisition expenses	331	(362)	(946)	(378)
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
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share is tied to a contractually agreed percentage and was reduced from a level of 107.5% to 105% during the third quarter of 2025 when its obligations declined below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 were effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement approved by the Vermont DFR on February 7, 2025.

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
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement is netted against the loan receivable from related party on the Condensed Consolidated Balance Sheets at September 30, 2026. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the Premium Repayment Loan Agreement.
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
•The outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on a net basis. The outstanding net loan receivable was $64,054 at September 30, 2026 (December 31, 2025: $86,883). There was no allowance for expected credit losses recognized on the loan receivable at September 30, 2026 and December 31, 2025. Net interest income on the net loan receivable was $862 and $3,014 for the three and nine months ended September 30, 2026, respectively, with an effective yield of 5.2% and 5.4%, respectively. This compared to net interest income of $1,604 and $2,263 for the three and nine months ended September 30, 2025, respectively, with an effective yield of 6.1% and 6.2%, respectively.
•Amortization income for the fair value adjustment was $861 and $2,988 for the net loan receivable from related party during the three and nine months ended September 30, 2026, respectively, compared to $949 and $1,329 for the same respective periods in 2025. This income was recognized under interest and amortization expenses on the Condensed Consolidated Statement of Operations.
•The Company separately presents accrued interest on its net loan receivable on the Condensed Consolidated Balance Sheet under accrued investment income. The accrued interest receivable on the net loan receivable was $952 at September 30, 2026 (December 31, 2025: $1,310). The Company elected the practical expedient under Topic 326 to exclude accrued interest for purposes of identifying and measuring any impairments under the allowance for expected credit losses standard.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2026 was $85,831 (December 31, 2025: $97,876) and the accrued interest was $537 (December 31, 2025: $668).
Asset Management Agreement
Effective July 1, 2007, Maiden entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $34 and $105 of investment management fees for the three and nine months ended September 30, 2026 under this agreement compared to $48 and $51 of investment management fees for the three and nine months ended September 30, 2025.
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
Renewal Rights Transaction - IIS Business
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust, which cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust, which cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland.
Under these agreements, the AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, offered renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the agreements as described above, were cancelled in accordance with either their contractual terms or as applicable, the requirements of these agreements. At September 30, 2026, Maiden LF and Maiden GF had substantially completed all the main contractual obligations as per the respective agreements.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025, except for updates to legal proceedings as detailed further below. The following describes the Company's current commitments, contingencies and concentrations as of September 30, 2026:
a)Concentrations of Credit Risk
At September 30, 2026, the Company’s assets where significant concentrations of credit risk may exist include total investments, cash and cash equivalents, net loan receivable from related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to Note 8. Reinsurance for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
As discussed in Note 3. Segment Information, the Company's Program Services segment consists of a cohesive suite of fronting services that are integrated and interdependent. For the three and nine months ended September 30, 2026 and 2025, this revenue stream is highly concentrated with an individual customer. For the three and nine months ended September 30, 2026, fee revenue from our largest client accounted for $3,201 or 78.7% and $8,829 or 80.8% of total fee revenue earned compared to $1,351 or 83.3% and $1,885 or 63.4% for the three and nine months ended September 30, 2025, respectively.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the net loan receivable from related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2026.
To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2026 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The total unfunded commitments on other investments and equity method investments was $20,276 at September 30, 2026 (December 31, 2025: $24,840). The table below shows total unfunded commitments by type of investment as at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Total unfunded commitments on other investments	$8,234	40.6%	$11,164	44.9%
Total unfunded commitments on equity method investments	12,042	59.4%	13,676	55.1%
Total unfunded commitments on alternative investments	$20,276	100.0%	$24,840	100.0%
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
As discussed above, at September 30, 2026, guarantees of $70,561 (December 31, 2025: $73,170) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no contingent loss liability has been accrued under ASC 450-20.
Other Contingent Commitments
As a result of the Combination, Kestrel Equityholders are entitled to receive in contingent consideration up to the lesser of (x) an aggregate number of Kestrel Group common shares equal to $45,000 divided by certain volume weighted average prices of such shares, subject to the achievement of certain EBITDA milestones by the businesses that Kestrel conducted immediately prior to closing and any extensions of such businesses or related or ancillary businesses existing thereafter subsequent to May 27, 2025 through May 31, 2028 ("Performance Period"), and (y) 2,750,000 common shares of Kestrel Group.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On September 30, 2026 and December 31, 2025, the fair value of this contingent consideration was $0 as business subject to the earn out consideration computation was re-evaluated based upon current estimates of the Kestrel business for the Performance Period, including performance of the Program Services business through September 30, 2026. There was no change in the fair value of the earn out liability for the three and nine months ended September 30, 2026, compared to a decrease of $2,679 and $— for the three and nine months ended September 30, 2025, respectively, which was recorded in the Condensed Consolidated Statement of Operations.
At September 30, 2026, the Company holds a contingent receivable in the insurance distribution industry. Pursuant to the terms of the asset purchase agreement, the Company will receive a series of distributions. The Company currently estimates that the net present value of these potential distributions is $5,651 which is classified as a receivable and reported in Other Assets on the Condensed Consolidated Balance Sheets at September 30, 2026 (December 31, 2025: $9,955). Under ASC 805, the earn out consideration for this receivable is adjusted to fair value at each reporting period, including any cash settlements or changes in expected receipts. For the three and nine months ended September 30, 2026, unrealized gains of $70 and $2,038, respectively, were recorded in the Condensed Consolidated Statement of Operations through foreign exchange and other gains compared to $0 for the same respective periods in 2025.
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
Kestrel leases office space for the corporate office in Austin, Texas, through Kestrel Service Corporation, that expires in December 2027. The Austin office has been the Company's primary office space since February 1, 2026. Lease payments have an escalating fee schedule, which range from a 3% to 4% increase each year. Termination of the lease is generally prohibited unless there is a violation under the lease agreement. The Company also leases office space in a building in New York City which Maiden has leased since April 2024; this created a right-of-use asset and lease liability upon completion of leasehold improvements for the ten-year operating lease. This lease comprises a majority of the lease liability and right-of-use asset recognized on the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025.
As lease contracts generally do not provide an implicit discount rate, the discount rate used represents the Company's secured incremental borrowing rate in calculating the present value of the lease liability. At September 30, 2026, the weighted-average discount rate was 7.3% based on the remaining balance of the respective lease liabilities for each outstanding lease.
At September 30, 2026, the Company's future lease obligations of $1,888 (December 31, 2025: $2,054) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with the right-of-use asset presented as part of other assets. At September 30, 2026, the Company's right-of-use lease asset was $1,857 (December 31, 2025: $2,029). At September 30, 2026, the weighted-average remaining lease term is approximately 7.6 years.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Operations. The Company's total office lease expense was $117 and $401 for the three and nine months ended September 30, 2026, respectively (2025: $156 and $298, respectively) recognized in general and administrative expenses consistent with prior accounting treatment under Topic 840. At September 30, 2026, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

September 30, 2026
2026	$91
2027	366
2028	277
2029	284
2030	305
Thereafter	1,144
Discount for present value	(579)
Total discounted operating lease liabilities	$1,888

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
On August 20, 2025, the United States Court of Appeals for the Third Circuit vacated the U.S. District Court for the District of New Jersey’s order granting summary judgment to Maiden and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Third Circuit disagreed with the District Court’s holding that the current case record required judgment for Maiden, as a matter of law, on the issue of whether Maiden’s loss reserves were misleading. The Court explained further that it was not issuing a ruling on the element of scienter. The Third Circuit therefore vacated the opinion of the District Court and remanded the case to the District Court with instructions to permit plaintiffs to pursue discovery with respect to their claims for securities fraud under Section 10(b) of the Securities Exchange Act. The Third Circuit denied defendants' petition for rehearing on September 16, 2025. Discovery is now proceeding in the action. On August 13, 2026, the parties completed briefing on plaintiffs' motion for class certification, which remains pending before the District Court. Maiden believes it has procedural and substantive defenses to the asserted claims, and it intends to oppose and defend against these claims.
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years before the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. On June 17, 2025, the Supreme Court of the State of New York, County of New York, considered and granted Maiden’s motion to dismiss the complaint in its entirety. On August 6, 2025, plaintiffs filed a notice of appeal, triggering a six month deadline to perfect their appeal in the First Judicial Department of the New York Appellate Division. Plaintiffs subsequently requested extensions to perfect their appeal, which the court granted, setting a deadline of April 8, 2026. Plaintiffs filed their brief on the April 8, 2026 deadline. Maiden intends to file a brief in opposition by the stipulated deadline, which is currently February 3, 2027.
In addition to filing the notice of appeal, on August 12, 2025, plaintiffs filed a separate complaint against Maiden in the Supreme Court of the State of New York, County of New York. In the new complaint, plaintiffs allege that they have standing and authorization to bring suit, contending that they satisfied the no-action clause in the indenture because, on June 10, 2025, they requested, on behalf of holders of at least 25% of the outstanding 2013 Senior Notes, that the indenture trustee commence a related action, accompanied by an offer to indemnify, and the indenture trustee did not institute such proceedings within 60 days of the request. On October 6, 2025, Maiden filed a motion to dismiss, and the Court held oral argument on the fully-briefed motion. On April 20, 2026, the Court issued an order denying the motion to dismiss and directing the defendants to submit an answer to the complaint by May 18, 2026. Defendants filed their answer to the complaint on the May 18, 2026 deadline. Discovery is now proceeding in the action. Both plaintiffs and defendants have served written discovery, made productions of documents, and taken several depositions. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.

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
GLS Arbitration Proceedings
The Company reported on an arbitration proceeding involving a subsidiary of GLS in the Current Report on Form 8-K filed on June 8, 2026 (“June Form 8-K”), which disclosure is incorporated herein by reference. Except as disclosed below, there have been no material changes to the proceeding as previously disclosed in the June Form 8-K.
As a result of the final award issued by the arbitration panel on June 2, 2026 ("Final Award"), there were required adjustments to amounts previously paid by GLS under the subject reinsurance agreement, including repayment of $5,253 of the $10,805 previously paid by GLS related to the reinsurance premium protection (“RPP”) coverage, as well as required adjustments to amounts held in trust as security related to the adverse development coverage (“ADC”) of the subject reinsurance agreement. After effectuating implementation of the Final Award, the arbitration panel relinquished its jurisdiction during July 2026. Subsequently, on October 16, 2026, GLS petitioned the Supreme Court of the State of New York, County of New York, Commercial Division, to confirm the Final Award, which, if confirmed, would be converted into an enforceable court judgment. On October 23, 2026, the cedant filed a cross-petition also seeking confirmation of the Final Award.
At September 30, 2026, the Company has recorded $5,253 in the underwriting-related derivative liability under accrued expenses and other liabilities as a result of the Final Award.
The Company remains subject to its continuing obligations under the reinsurance agreement and is therefore exposed to the full limits of coverage thereunder. At the end of certain periods specified in the Final Award, the billing, accounting, reserves and security are to be adjusted to reflect the actual amounts due and owing as set forth in the cedant's books and records. The Company is awaiting updated and complete information from the cedant to evaluate its exposure that may be due and payable under the terms of the Final Award. Depending on its evaluation of information to be received from the cedant, it is possible that the Company may recognize additional losses which could be up to and including the full limits of its exposure, less amounts presently reserved. The amount and timing of any such financial statement impacts remain subject to completion of these evaluations. As of September 30, 2026, the maximum additional exposure to these losses is currently $28,230.
On August 14, 2026, GLS received a demand for arbitration from the cedant asserting additional claims under the subject reinsurance agreement, and on August 25, 2026, GLS responded and asserted counterclaims, in each case relating to contractual obligations following the Final Award. As of the date of this Form 10-Q, an arbitration panel has not been constituted in this proceeding. GLS intends to vigorously defend against the cedant's claims and to fully enforce its rights and remedies under the terms of the reinsurance agreement.

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(16,355)	$(5,053)	$(31,868)	$64,480
Amount allocated to participating common shareholders(1)	—	—	—	(309)
Net (loss) income attributable to Kestrel common shareholders	$(16,355)	$(5,053)	$(31,868)	$64,171

Denominator:
Weighted average number of common shares – basic and diluted(1)(2)	7,834,025	7,741,943	7,803,789	5,053,828

Basic and diluted (loss) earnings per share attributable to Kestrel shareholders:	$(2.09)	$(0.65)	$(4.08)	$12.70
(1)For the three and nine months ended September 30, 2026, respectively, there were 892,256 and 628,560 unvested restricted shares and performance shares that may be potentially dilutive in periods where income is reported. These securities were not included in the loss per share calculations for the three and nine months ended September 30, 2026. There were 60,263 potentially dilutive securities for the three months ended September 30, 2025; none for the nine months ended September 30, 2025.
(2)For the three and nine months ended September 30, 2025, the number of common shares outstanding decreased as a result of the reverse stock split, therefore the computations of basic and diluted EPS was adjusted retroactively for all periods presented to reflect that change in capital structure. As discussed in Note 1. Basis of Presentation, pursuant to the terms of the Combination, at the closing of the transaction on May 27, 2025, each issued and outstanding common share of Maiden, par value $0.01 per share, was automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Kestrel Group. The equityholders of Kestrel LLC at the closing date received 2,749,996 common shares of the Kestrel Group.

13. Income Taxes
The Company recognized an income tax expense of $11 and income tax benefit of $95 for the three and nine months ended September 30, 2026, respectively, compared to an income tax expense of $7 and $102 for the same respective periods in 2025. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S.
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
At September 30, 2026, the Company has available net operating loss ("NOL") carry-forwards of $477,784 (December 31, 2025: $473,094) for income tax purposes. Approximately $390,196 (December 31, 2025: $388,724) of NOL carryforwards expire in various years beginning in 2029. As of September 30, 2026, approximately $87,588 or 18.3% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2025: $84,370 or 17.8%).

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
The Combination was accounted for as a business combination in accordance with ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Under ASC 805-20, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, and record contract liabilities at their carrying value as of the acquisition date. Although Maiden was the legal acquirer, Kestrel LLC was determined to be the accounting acquirer and the legal acquiree. As a result, Kestrel LLC and its subsidiaries’ net assets were carried at historical value, acquired net assets of Maiden and its subsidiaries were measured at fair value except contract liabilities being recorded at carrying value at the acquisition date, and results of operations of Maiden and its subsidiaries were included in the Company’s Condensed Consolidated Financial Statements from May 27, 2025.
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
At the closing date on May 27, 2025, the fair value of Maiden's net assets acquired were $183,843 which exceeded the consideration effectively transferred of $115,537, resulting in a final bargain purchase gain of $68,306 as shown in the Final Purchase Price Allocation, and recognized in the Company's Consolidated Statement of Operations for the year ended December 31, 2025. The gain on bargain purchase of $73,590 recognized in the nine months ended September 30, 2025 was the differential between the estimated fair value of net assets of Maiden acquired on May 27, 2025 and the equity consideration effectively transferred to Maiden shareholders on that date based on the initial assessment of fair values acquired.
As discussed in Part II, Item 8. Notes to Consolidated Financial Statements: Note 16. Business Combination included in the Company's Form 10-K filed on March 13, 2026, the fair value of net acquired assets of Maiden decreased by $5,284 from the provisional fair value on May 27, 2025 due to updated information for certain underlying investment assets which was recorded against the estimated gain on bargain purchase recognized for the year ended December 31, 2025.
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
On September 30, 2026, the fair value of this contingent consideration was $0 as the business subject to the earn out consideration computation continues to be re-evaluated based upon current estimates of Kestrel business for the Performance Period, including performance of the Program Services business through September 30, 2026. There was no change in the fair value of the earn out liability for the three and nine months ended September 30, 2026.
The fair value of the earn out liability decreased by $2,679 and $0 for the three and nine months ended September 30, 2025, respectively, as the business subject to the earn-out computation was re-evaluated, and which was recognized in the condensed consolidated statement of income on its own line item.

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
In connection with the Combination on May 27, 2025, the assets and liabilities of Maiden were recorded at fair value measured as of the acquisition date. Therefore, the net reserves for losses and LAE were remeasured at fair value, and based on discounted cash flow valuation techniques, a discount to net loss reserves was required which was recorded in intangible assets. At the closing date of May 27, 2025, the intangible assets acquired also consist of the value of business acquired ("VOBA"). The following table presents the weighted average amortization period and other components of intangible assets acquired at May 27, 2025 and September 30, 2026.

The following table shows accumulated amortization for the intangible assets was $4,856 at September 30, 2026:

	Amortization Period(1)	May 27, 2025	Accumulated Amortization at September 30, 2026	September 30, 2026
Value of Business Acquired	5.0 years	$2,207	$(1,098)	$1,109
Fair value discount on net reserves acquired	32.0 years	9,657	(3,758)	5,899
Total Intangible Assets	27.7 years	$11,864	$(4,856)	$7,008
(1) The amortization period for total intangible assets is 27.7 years on a weighted-average basis using ending balances for each intangible asset at September 30, 2026.

The aggregate amortization expense for intangible assets was $668 and $2,339 for the three and nine months ended September 30, 2026 (2025: $1,068 and $1,494, respectively). This included $376 and $1,821 of amortization for the fair value on net reserves acquired reported in general and administrative expenses (2025: $817 and $1,119) and $292 and $518 of amortization on the fair value of business acquired reported in commission and other acquisition expenses (2025: $251 and $375, respectively).

KESTREL GROUP LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Business Combination (continued)
The following table presents the remaining aggregate amortization expense for the five succeeding fiscal years on intangible assets held at September 30, 2026:

	2026	2027	2028	2029	2030
Amortization expense: VOBA	$212	$476	$247	$102	$72
Amortization expense: fair value discount on net reserves acquired	377	1,413	1,243	1,066	632
Total amortization expense	$589	$1,889	$1,490	$1,168	$704

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
As a result of the Combination on May 27, 2025, the Company acquired Maiden's legacy operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's senior notes outstanding. Maiden's results for the three and nine months ended September 30, 2025 only include operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes anticipated benefits of the business combination and integration of Maiden Holdings, Ltd. and Kestrel Group LLC, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.
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
As of September 30, 2026, Maiden Reinsurance Ltd. ("Maiden Reinsurance") owned 20.4% of the Company's total issued and outstanding common shares, which is eliminated for accounting and financial reporting purposes in the Company's condensed consolidated financial statements. On April 29, 2025, former Maiden shareholders approved a proposal removing the 9.5% voting limitation at the Company's special general meeting of shareholders (the "Special Meeting"). Maiden Reinsurance's ownership of common shares was made in compliance with its investment policy and was approved by the Vermont Department of Financial Regulation ("Vermont DFR").
Current Operations
Our business consists of two reportable segments: Program Services and Legacy Reinsurance.
Our Program Services segment consists of a cohesive suite of products and services offered by Kestrel that are integrated and interdependent. Kestrel’s revenue is highly concentrated because of a capacity distribution agreement with an individual customer. Capacity distribution fees are collected from program managers or MGAs for providing support services and granting contractual access to our insurance carrier network and are considered a single performance obligation. Support services under these insurance and reinsurance brokerage arrangements include compliance and regulatory reporting and administrative support which culminate in the placement of bound insurance coverage. Kestrel considers these arrangements a single revenue stream.
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
We believe this strategy will generate the greatest risk-adjusted shareholder returns and increase EBITDA and book value for our common shareholders over both the near and long term. We expect these areas of strategic focus to enhance our profitability, which would in turn increase the likelihood of fully utilizing our significant net operating loss ("NOL") carryforwards, as described further below, and thereby increase both GAAP book value and shareholder value. Utilization of our NOLs that could lead to recognition of the related deferred tax asset on our Condensed Consolidated Balance Sheet remains a leading priority for the Company.
As a result of the Combination, we held $215.4 million in alternative investments as of September 30, 2026, including equity securities, equity method investments and other investments across a wide variety of asset classes. See "Liquidity and Capital Resources - Other Investments, Equity Method Investments and Equity Investments" for further information on these asset classes, including a detailed discussion of their investment returns. Recent developments and trends in financial markets, particularly with respect to private assets, indicate that it may take longer than expected to achieve those returns and we have factored that into future capital allocation decisions.
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
NOL Carryforwards
We believe the Combination and our ability to increase EBITDA will create opportunities to utilize the Company's NOL carryforwards that totaled $477.8 million at September 30, 2026. Approximately $390.2 million of NOL carryforwards expire in various years beginning in 2029. As of September 30, 2026, $87.6 million or 18.3% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law.
The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $143.0 million or $18.19 per common share at September 30, 2026.
Maiden's net U.S. DTA of $143.0 million is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. Additionally, Kestrel's DTA of $11.2 million, which relates to tax basis intangibles, is not presently recognized on the Company's Condensed Consolidated Balance Sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA balances as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net DTA.
For further details on the NOL carryforwards, please see Note 13. Income Taxes included under Part I Item 1 "Financial Information" of the Quarterly Report on Form 10–Q for the nine months ended September 30, 2026.

Three and Nine Months Ended September 30, 2026 and 2025 Financial Highlights

For the Three Months Ended September 30,	2026	2025	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(16,355)	$(5,053)	$(11,302)
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(2.09)	(0.65)	(1.44)
Gross premiums written	(1,171)	3,760	(4,931)
Net premiums earned	1,947	6,836	(4,889)
Fee revenue	4,068	1,621	2,447
Underwriting loss and fee income(3)	(3,509)	(8,020)	4,511
Net investment results(9)	(1,256)	9,057	(10,313)
Non-GAAP measures:
Non-GAAP operating loss(1)	(12,161)	(12,023)	(138)
Non-GAAP basic and diluted operating loss per common share(1)	(1.55)	(1.56)	0.01
Annualized non-GAAP operating return on average shareholders' equity(1)	(45.6)%	(32.5)%	(13.1)%

For the Nine Months Ended September 30,	2026	2025	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(31,868)	$64,480	$(96,348)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders(2)	(4.08)	12.70	(16.78)
Gross premiums written	2,919	4,856	(1,937)
Net premiums earned	8,578	9,258	(680)
Fee revenue	10,930	2,972	7,958
Underwriting loss and fee income(3)	(4,639)	(1,762)	(2,877)
Net investment results(9)	2,170	11,691	(9,521)
Non-GAAP measures:
Non-GAAP operating loss(1)	(29,914)	(7,189)	(22,725)
Non-GAAP basic and diluted operating loss per common share(1)	(3.83)	(1.48)	(2.35)
Annualized non-GAAP operating return on average shareholders' equity(1)	(35.4)%	(13.0)%	(22.4)%

	September 30, 2026	December 31, 2025	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$392,604	$417,493	$(24,889)
Total assets	879,646	1,009,955	(130,309)
Reserve for loss and LAE	524,685	637,169	(112,484)
Senior notes - principal amount	262,361	262,361	—
Common shareholders' equity	97,814	128,284	(30,470)
Total capital resources(5)	360,175	390,645	(30,470)
Ratio of debt to total capital resources(8)	72.8%	67.2%	5.6%
Book Value calculations:
Book value per common share(6)	$12.44	$16.57	$(4.13)
Diluted book value per common share(7)	11.20	16.28	(5.08)

(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial and Operating Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income (loss) per common share.
(3)Underwriting income (loss) and fee income (loss) is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial and Operating Measures" for additional information.
(4)Total investments and cash and cash equivalents includes both restricted and unrestricted amounts of these assets.
(5)Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial and Operating Measures" for additional information.
(6)Book value per common share is calculated using shareholders’ equity divided by the number of common shares outstanding excluding unvested restricted shares and performance shares. See "Key Financial and Operating Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options, restricted shares and performance shares (assuming exercise of all dilutive share based awards). See "Key Financial and Operating Measures" for additional information.
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
The Company does not present certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of little value to readers as they evaluate the financial results of the Company. While an important metric of success, underwriting and fee income does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
The critical accounting policies and estimates should also be read in conjunction with Notes to Consolidated Financial Statements: Note 2. Significant Accounting Policies included under Part II, Item 8 "Financial Statements and Supplementary Data" of our Annual Report Form 10-K filed on March 13, 2026 for a full understanding of the Company’s accounting policies. There have been no changes during the three and nine months ended September 30, 2026 to those critical accounting policies and estimates disclosed in our Annual Report.

Results of Operations
As a result of the Combination on May 27, 2025, the Company acquired Maiden's legacy operations, which includes significant underwriting and investment activities, along with operating expenses and interest expense associated with Maiden's senior notes outstanding. Maiden's results for the three and nine months ended September 30, 2025 only include operations subsequent to May 27, 2025 therefore the year-over-year comparisons are generally not directly comparable.
The following table sets forth our selected unaudited Condensed Consolidated Statement of Operations data for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Program Services segment income	$2,903	$957	$6,904	$969
Legacy Reinsurance segment underwriting loss	(6,412)	(8,977)	(11,543)	(2,731)
Total underwriting loss and fee income(2)	(3,509)	(8,020)	(4,639)	(1,762)
Corporate G&A expenses(1)	(7,997)	(7,436)	(22,337)	(10,990)
Net investment income	2,344	3,587	7,406	5,163
Net realized and unrealized investment (losses) gains	(3,596)	5,494	(5,241)	6,552
Change in fair value of earn out liability	—	2,679	—	—
Gain on bargain purchase	—	—	—	73,590
Foreign exchange and other gains (losses)	675	2,802	5,173	(2,300)
Interest and amortization expenses	(4,257)	(4,128)	(12,330)	(5,647)
Income tax (expense) benefit	(11)	(7)	95	(102)
Interest in (loss) income of equity method investments	(4)	(24)	5	(24)
Net (loss) income	$(16,355)	$(5,053)	$(31,868)	$64,480
(1)Segment G&A expenses and Corporate G&A expenses are non-GAAP measures based on allocations of total general and administrative expenses. Please refer to the "General and Administrative Expenses" section below for additional information related to corporate expenses and the reconciliation to total general and administrative expenses presented in our unaudited Condensed Consolidated Statements of Operations.
(2)Underwriting loss and fee income is a non-GAAP measure and is calculated as net premiums earned plus fee revenue less net loss and LAE, commission and other acquisition expenses and allocated corporate expenses directly related or allocated to underwriting activities.
(3)The Company does not present certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.

Results for the three months ended September 30, 2026
Net loss for the three months ended September 30, 2026 was $16.4 million compared to a net loss of $5.1 million for the same respective period in 2025. Higher pre-tax income from Program Services and a lower underwriting loss in Legacy Reinsurance in the three months ended September 30, 2026 were more than offset by lower investment results, higher operating expenses and a reduction in foreign exchange and other gains during the period.
The decrease in our financial results for the third quarter of 2026 compared to the third quarter of 2025 was driven by:
•Combined investment loss of $1.3 million for the three months ended September 30, 2026 compared to combined investment income of $9.1 million for the same period in 2025 primarily due to:
•net unrealized investment losses of $3.6 million for the three months ended September 30, 2026 compared to net unrealized investment gains of $4.9 million, for the same period in 2025, with the current period losses reflecting fair value adjustments on certain alternative and real estate assets;
•net investment income decreased to $2.3 million for the three months ended September 30, 2026 compared to $3.6 million , as the Company’s fixed income portfolio continued to decline with the run-off of its reinsurance obligations.
•Corporate operating expenses increased to $8.0 million for the three months ended September 30, 2026 compared to $7.4 million for the same period in 2025.
•Foreign exchange and other gains were $0.7 million for the three months ended September 30, 2026, compared to $2.8 million for the same period in 2025. In both periods, the gains primarily resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance-related liabilities denominated in non-USD currencies.
•The fair value of the earn out liability decreased by $2.7 million for the three months ended September 30, 2025 based upon estimates of the performance of the Program Services business through September 30, 2025. There was no such change for the three months ended September 30, 2026.

These unfavorable results were partly offset by the following favorable factors:
•Program Services segment produced pre-tax income of $2.9 million for the three months ended September 30, 2026 compared to $1.0 million for the same period in 2025.
•Fee revenue was $4.1 million compared to $1.6 million, reflecting higher premium produced and subsequently fees by both new and existing client programs.
•The Legacy Reinsurance segment underwriting loss decreased to $6.4 million for the three months ended September 30, 2026 compared to $9.0 million for the same period in 2025 primarily due to:
•Lower net adverse prior year loss development ("PPD") of $3.7 million compared to $6.6 million, partially offset by;
•A higher current accident year underwriting loss of $2.7 million compared to $2.4 million; and
•Amortization of the fair value adjustment on intangible assets acquired in the Combination was lower at $0.7 million, compared to $1.1 million. This amortization is recurring and is recognized over the remaining claims settlement period.
Results for the nine months ended September 30, 2026
Net loss for the nine months ended September 30, 2026 was $31.9 million compared to net income of $64.5 million for the same respective period in 2025. Net income for the nine months ended September 30, 2025 was principally due to a gain on bargain purchase of $73.6 million from the Combination on May 27, 2025 as discussed in Note 14. Business Combination included in Part I. Item 1. Financial Information.
Excluding the gain on bargain purchase from May 27, 2025, the Company incurred a net loss of $9.1 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, a higher underwriting loss in the Legacy Reinsurance segment, driven by adverse PPD in the International and GLS businesses, together with higher unrealized investment losses, corporate expenses and interest expense on the Senior Notes, more than offset higher pre-tax income from Program Services, higher net investment income, and higher foreign exchange and other gains. Excluding the gain on bargain purchase, the decline in results was driven by the following:
•The Legacy Reinsurance segment underwriting loss was $11.5 million for the nine months ended September 30, 2026 compared to an underwriting loss of $2.7 million for the same period in 2025 largely due to:
•Higher adverse PPD of $5.9 million compared to favorable PPD of $1.2 million;
•A higher current accident year underwriting loss of $5.6 million compared to $3.9 million; and
•Amortization of the fair value adjustment on intangible assets acquired in the Combination was higher at $2.3 million, compared to $1.5 million. This amortization is recurring and recognized over the remaining claims settlement period.
•Combined income from investment activities decreased to $2.2 million for the nine months ended September 30, 2026 compared to $11.7 million for the same period in 2025 primarily due to:
•Net investment income of $7.4 million for the nine months ended September 30, 2026 compared to $5.2 million that was earned for the same period in 2025; partly offset by
•Net unrealized investment losses of $5.4 million compared to net unrealized investment gains of $5.2 million for the same period in 2025, reflecting fair value adjustments on certain alternative and real estate assets.
•Corporate expenses increased to $22.3 million compared to $11.0 million, primarily driven by higher incentive compensation costs and professional fees; and
•Total interest and amortization expenses incurred for the nine months ended September 30, 2026 were $12.3 million compared to $5.6 million for the nine months ended September 30, 2025 due to the Combination which occurred on May 27, 2025.
The underwriting loss in the Legacy Reinsurance segment and higher corporate expenses were partly offset by:
•Program Services segment produced pre-tax income of $6.9 million for the nine months ended September 30, 2026 compared to $1.0 million for the same period in 2025:
•Fee revenue increased to $10.9 million compared to $3.0 million for the same period in 2025 reflecting higher premium produced and subsequently fees by both new and existing client programs.
•Foreign exchange and other gains of $5.2 million for the nine months ended September 30, 2026, compared to foreign exchange losses of $2.3 million for the same period in 2025.
•2026 gains consisted primarily of $2.9 million of net foreign exchange gains and $2.0 million of revaluation gains on a contingent receivable included in other assets. The foreign exchange gains resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance-related liabilities denominated in non-USD currencies.
•2025 losses resulted primarily from significant U.S. dollar depreciation on the remeasurement of the same items.

Net Premiums Written
Net premiums written for our Legacy Reinsurance reportable segment, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2026 and 2025 are detailed below:

For the Three Months Ended September 30,	2026	2025	Change in
($ in thousands)	Total	Total	$
Diversified Legacy Business	$532	$3,587	$(3,055)
AmTrust Reinsurance Legacy Business	(1,678)	308	(1,986)
Total Legacy Reinsurance Segment	$(1,146)	$3,895	$(5,041)

For the Nine Months Ended September 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Legacy Business	$1,821	$4,967	$(3,146)
AmTrust Reinsurance Legacy Business	1,123	23	1,100
Total Legacy Reinsurance Segment	$2,944	$4,990	$(2,046)
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to September 30, 2025.
Net premiums written for the three and nine months ended September 30, 2026 decreased to $(1.1) million and $2.9 million, respectively, compared to $3.9 million and $5.0 million for the same respective periods in 2025 which was split as follows:
•Premiums written in Diversified Reinsurance legacy business decreased by $3.1 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. As discussed in Note 1. Basis of Presentation of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information", Maiden LF and Maiden GF are no longer writing new business. Maiden LF and Maiden GF have run-off operations and their assets and liabilities are no longer considered held for sale at September 30, 2026.
•Premiums written in AmTrust Reinsurance legacy business decreased by $2.0 million and increased by $1.1 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 which emanated from premium adjustments on certain loss sensitive policies in its Specialty Risk and Extended Warranty business in the AmTrust Quota Share. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance Legacy Business in the Legacy Reinsurance segment for further details.
Net Premiums Earned
Net premiums earned by our Legacy Reinsurance reportable segment, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2026 and 2025 are detailed as follows:

For the Three Months Ended September 30,	2026	2025	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance Legacy Business	$534	$3,876	$(3,342)
AmTrust Reinsurance Legacy Business	1,413	2,960	(1,547)
Total Legacy Reinsurance Segment	$1,947	$6,836	$(4,889)

For the Nine Months Ended September 30,	2026	2025	Change in
($ in thousands)	Total	Total(1)	$
Diversified Reinsurance Legacy Business	$1,972	$5,266	$(3,294)
AmTrust Reinsurance Legacy Business	6,606	3,992	2,614
Total Legacy Reinsurance Segment(1)	$8,578	$9,258	$(680)
(1) Legacy Reinsurance underwriting results only include the post-combination period from May 27, 2025 to September 30, 2025.
Net premiums earned under Diversified Reinsurance legacy business for the three and nine months ended September 30, 2026 were $0.5 million and $2.0 million, respectively, compared to $3.9 million and $5.3 million for the same respective periods in 2025. Maiden LF and Maiden GF continue to earn premiums but are no longer writing new business due to run-off operations.
Net premiums earned under AmTrust Reinsurance legacy business for the three and nine months ended September 30, 2026 were $1.4 million and $6.6 million, respectively, compared to $3.0 million and $4.0 million for the same respective periods in 2025. This was earned entirely under the AmTrust Quota Share agreement for Specialty Risk and Extended Warranty business.

Please refer to the separate analysis of Diversified Reinsurance and AmTrust Reinsurance results in the Legacy Reinsurance segment discussion further below for additional details.
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
Fee revenue was $4.1 million and $10.9 million for the three and nine months ended September 30, 2026, respectively, compared to $1.6 million and $3.0 million for the same respective periods in 2025. The increase in both periods was due to higher premium volume from new and existing client programs. Fee revenue from our largest client accounted for $3.2 million or 78.7% and $8.8 million or 80.8% of total fee revenue earned for the three and nine months ended September 30, 2026, respectively; compared to fee revenue of $1.4 million or 83.3% and $1.9 million or 63.4%, for the three and nine months ended September 30, 2025, respectively.
Premium produced by client programs for the three and nine months ended September 30, 2026 was $121.2 million and $325.0 million, respectively, compared to $52.3 million and $94.6 million for the same respective periods in 2025 driven by recent growth in our largest client program. Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; see Key Financial & Operating Measures for further details.
Net Investment Income
Net investment income for the three and nine months ended September 30, 2026 decreased by $1.2 million and increased by $2.2 million, respectively, compared to the same respective periods in 2025. Annualized average book yields decreased to 3.5% and 3.3% for the three and nine months ended September 30, 2026, respectively, compared to 3.7% and 3.5% for the same respective periods in 2025.
Net interest income from the Company's loan receivable from related party was $0.9 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, compared to $1.6 million and $2.3 million for the same respective periods in 2025. The net loan receivable from related party had an average balance of $66.7 million and $74.7 million, respectively, with a weighted average interest rate of 5.2% and 5.4% for the three and nine months ended September 30, 2026, respectively. The net loan receivable carried a weighted average interest rate of 6.1% and 6.2% on an average balance of $104.6 million for the three and nine months ended September 30, 2025, respectively.
Floating rate investments comprised 34.3% of total fixed income investments at September 30, 2026 compared to 50.4% at December 31, 2025. The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Annualized income from fixed income assets (1)	$8,660	$13,700	$9,069	$6,560
Average aggregate fixed income assets, at cost (2)	246,801	374,088	271,476	187,407
Annualized investment book yield	3.5%	3.7%	3.3%	3.5%
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

Net Realized and Unrealized Investment Gains
Net realized and unrealized investment (losses) gains for the three and nine months ended September 30, 2026 and 2025 are summarized below by investment category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net realized gains:
Fixed maturity securities	$3	$624	$120	$1,388
Total net realized gains	3	624	120	1,388
Net unrealized gains:
Other investments	(3,599)	4,711	(5,361)	4,959
Equity securities	—	159	—	205
Total net unrealized (losses) gains	(3,599)	4,870	(5,361)	5,164
Net realized and unrealized investment (losses) gains	$(3,596)	$5,494	$(5,241)	$6,552
Net realized and unrealized investment (losses) gains for other investments in the three and nine months ended September 30, 2026 and 2025 reflect fair value adjustments in the Maiden legacy alternative investment portfolio during the respective periods. The results for the three and nine months ended September 30, 2026 largely reflect unrealized investment losses primarily on alternative and real estate investments during the third quarter of 2026, partially offset by unrealized gains on venture capital investments.
Net Loss and LAE
Net loss and LAE incurred for the three and nine months ended September 30, 2026 were $5.9 million and $9.7 million, respectively, compared to $10.4 million and $4.4 million for the same periods in 2025.
The table below shows the split of current accident year ("CAY") net losses and LAE and the impact of favorable (adverse) PPD losses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Current accident year losses	$(2,207)	$(3,786)	$(3,769)	$(5,613)
Prior period development losses	(3,741)	(6,620)	(5,949)	1,168
Total Losses Incurred	$(5,948)	$(10,406)	$(9,718)	$(4,445)
The net PPD is discussed in greater detail in the Legacy Reinsurance segment analysis and is entirely associated with the run-off of terminated reinsurance contracts in Legacy Reinsurance operations. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses incurred for the three and nine months ended September 30, 2026 were $0.1 million and $2.6 million, respectively, compared to $1.7 million and $2.1 million for the three and nine months ended September 30, 2025, respectively. Please see the Legacy Reinsurance segment analysis below for further information.
General and Administrative Expenses
General and administrative expenses include corporate G&A expenses and allocated segment G&A expenses segregated by segment for analytical purposes as a component of underwriting income. The Company allocates a portion of centralized corporate expenses to its reportable segments based on performance metrics evaluated by the CODM. These are presented separately in the segment tables in Note 3. Segment Information included under Part 1. Item.1 Financial Information.
General and administrative expenses for the three and nine months ended September 30, 2026 and 2025 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Segment G&A expenses	$3,448	$4,353	$11,845	$7,435
Corporate G&A expenses	7,997	7,436	22,337	10,990
Total general and administrative expenses	$11,445	$11,789	$34,182	$18,425

Total general and administrative expenses for the nine months ended September 30, 2026 increased by $15.8 million, compared to the same period in 2025 primarily due to inclusion of Maiden's operations subsequent to May 27, 2025 as a result of the Combination. Therefore, only four full months of expenses were included in the prior year period.
Corporate G&A expenses for the three and nine months ended September 30, 2026 and 2025 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Recurring corporate G&A expenses	$5,954	$4,871	$18,444	$6,962
Non-recurring corporate G&A expenses	492	2,349	(278)	3,573
Share-based compensation expense	1,551	216	4,171	455
General and administrative expenses – corporate	$7,997	$7,436	$22,337	$10,990
Recurring corporate G&A expenses for the three and nine months ended September 30, 2026 were primarily driven by higher compensation costs, legal fees and professional fees.
Share-based compensation expense increased for the three and nine months ended September 30, 2026, respectively, due to a cumulative catch-up adjustment of $0.6 million and $0.9 million resulting from an upward revision in the estimated probability of achieving performance goals (EBITDA targets for our Program Services segment) for certain outstanding performance share awards. Please refer to the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Shareholders' Equity" for details on the performance share awards.
The Company is carrying out broad-based initiatives to reduce its operating cost structure within the next twelve months. Actions completed to date include:
•significantly reducing costs associated with a broad range of professional and advisory services;
•outsourcing a substantial portion of the Company’s information technology infrastructure and support functions, completed early in the fourth quarter of 2026; and
•streamlining certain internal functions, including related headcount reductions and the selective use of third-party service providers.
The Company continues to evaluate and implement a range of other measures and may incur additional employee separation and other non-recurring charges as these initiatives are completed.
Total general and administrative expenses include certain non-recurring expenses as discussed further in Non-GAAP Measures. We do not believe litigation costs related to the GLS arbitration, restructuring and severance costs, and costs incurred in connection with the Combination on May 27, 2025 are representative of our future operating expenditures. Please refer to Non-GAAP Measures for our Non-GAAP operating loss excluding such expenses.
Interest and Amortization Expenses
Total interest and amortization expenses incurred for the three and nine months ended September 30, 2026 were $4.3 million and $12.3 million, respectively, compared to $4.1 million and $5.6 million for the same respective periods in 2025. This consisted of the following items:
•Interest expense of $4.8 million and $14.3 million on the outstanding senior notes issued by Maiden in 2016 and Maiden Holdings North America, Ltd. ("Maiden NA") in 2013 ("Senior Notes") in the three and nine months ended September 30, 2026, respectively, compared to $4.8 million and $6.6 million for the same respective periods in 2025;
•Amortization expense for the fair value adjustment on the Senior Notes was $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, compared to $0.3 million and $0.4 million for the same respective periods in 2025. The difference between the principal amount of the acquired Senior Notes and their fair market value at closing of the Combination is being amortized over those securities' remaining life; which was partially offset by:
•Amortization income for the fair value adjustment on the net loan receivable from related party of $0.9 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, compared to $0.9 million and $1.3 million for the same respective periods in 2025.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 11.7% for the three and nine months ended September 30, 2026 and 2025.
Gain on Bargain Purchase
As discussed in Part I, Item 1. Financial Information: Note 14. Business Combination included in this Form 10-Q, the gain on bargain purchase of $73.6 million recognized in the nine months ended September 30, 2025 was the differential between the fair value of net assets of Maiden acquired on May 27, 2025 as a result of the Combination and the equity consideration effectively transferred to Maiden shareholders on that date. This was based on the initial assessment of fair values acquired.

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
The fair value of the earn-out liability did not change for the three months ended September 30, 2026, compared to a $2.7 million decrease for the three months ended September 30, 2025, which reflected updated estimates of the performance of the Program Services business through September 30, 2025.
Foreign Exchange and Other Gains (Losses)
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets in our Legacy Reinsurance segment.
Net foreign exchange and other gains of $0.7 million and gains of $5.2 million were realized for the three and nine months ended September 30, 2026, respectively, compared to net foreign exchange gains of $2.8 million and foreign exchange losses of $2.3 million for the same respective periods in 2025.
Foreign exchange and other gains for the three and nine months ended September 30, 2026 included revaluation gains of $0.1 million and revaluation gains of $2.0 million, respectively, for a contingent receivable held in relation to an equity investment in the insurance distribution industry sold prior to the Combination. Under ASC 805, the earn out consideration for this contingent receivable is adjusted to fair value at each period with any changes in fair value reported immediately through foreign exchange and other gains. This compared to $0 in revaluation adjustments for the respective periods in 2025.
For the three and nine months ended September 30, 2026, net foreign exchange gains of $0.5 million and $2.9 million, respectively, resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance related liabilities denominated in non-USD currencies (the British pound and euro for the year-to-date period and euro only for the third quarter).
For the three months ended September 30, 2025, net foreign exchange gains of $2.8 million resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance related liabilities denominated in non-USD currencies. For the nine months ended September 30, 2025, net foreign exchange losses of $2.3 million resulted from significant U.S. dollar depreciation on remeasurement of net loss reserves and insurance related liabilities denominated in non-USD currencies.
Our non-USD denominated liabilities at September 30, 2026 included net loss reserves of $224.5 million. Our foreign currency asset exposures at September 30, 2026 included $87.8 million of fixed maturity euro denominated bonds managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.9 million of real estate investments denominated in Canadian dollars, as well as $4.5 million of funds withheld receivable denominated in various non-USD currencies.
Results by Reportable Segment
Program Services Segment
Segment results for Program Services for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Premium produced(1)	$121,190	$52,333	$324,963	$94,571
Fee revenue	$4,068	$1,621	$10,930	$2,972
Segment G&A expenses	(1,165)	(664)	(4,026)	(2,003)
Fee income	$2,903	$957	$6,904	$969
(1) Premium produced by client programs is an operating metric determined by management as a byproduct of the program services fees it earns and is paid by clients; please see Key Financial & Operating Measures for further explanation.
Program Services segment results for the three and nine months ended September 30, 2026 increased by $1.9 million and increased by $5.9 million, respectively, compared to the same respective periods in 2025 due to higher premium volume produced by new and existing client programs. The general and administrative expenses increased due to higher incentive compensation expenses as well as higher legal services expenses as a result of obtaining new program business.
Program Services revenue is presently highly concentrated due to capacity distribution agreements with two client programs representing 80.8% and 10.2% of total fee revenue earned in the nine months ended September 30, 2026, respectively. These two client programs represented 78.7% and 10.7% of fee revenue for the third quarter of 2026, respectively. The first program is a large, diversified capacity provider and our relationship with this client presently includes twelve separate sub-programs (all of which produced revenue in 2026). No individual sub-program is greater than 30% of total earned fee revenue for the three and nine months ended September 30, 2026, respectively.

Legacy Reinsurance Segment
The following details underwriting results for the two components of our Legacy Reinsurance segment: the Diversified Reinsurance Legacy Business and the AmTrust Reinsurance Legacy Business. The underwriting results for Legacy Reinsurance segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Diversified Reinsurance underwriting loss	$(6,471)	$(1,368)	$(8,557)	$(2,478)
AmTrust Reinsurance underwriting income (loss)	59	(7,609)	(2,986)	(253)
Legacy Reinsurance segment underwriting results	$(6,412)	$(8,977)	$(11,543)	$(2,731)
Diversified Reinsurance Legacy Business: The underwriting results for Diversified Reinsurance legacy business for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Gross premiums written	$507	$3,452	$1,796	$4,833
Net premiums written	$532	$3,587	$1,821	$4,967
Net premiums earned	$534	$3,876	$1,972	$5,266
Net loss and LAE	(5,145)	(1,501)	(4,480)	(2,340)
Commission and other acquisition expenses	(459)	(1,356)	(1,638)	(1,734)
Segment G&A expenses	(1,401)	(2,387)	(4,411)	(3,670)
Underwriting loss	$(6,471)	$(1,368)	$(8,557)	$(2,478)
The underwriting loss for the Diversified Reinsurance Legacy business for the three and nine months ended September 30, 2026 and 2025 was principally the result of continuing run off of the Company's International operations. Please refer to GLS Arbitration Proceedings as detailed in Note 11. Commitments, Contingencies and Guarantees for further information on GLS.
Underwriting loss by business unit is shown as follows for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
International	$(3,940)	$(515)	$(6,313)	$(1,286)
GLS	(2,604)	(975)	(1,997)	(1,296)
Other run-off lines	73	122	(247)	104
Underwriting loss	$(6,471)	$(1,368)	$(8,557)	$(2,478)
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are not writing any new business. Maiden LF and Maiden GF are presently the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written for the remainder of 2026 in the Diversified Reinsurance Legacy Business.
Net Loss and LAE — Net loss and LAE incurred for the three and nine months ended September 30, 2026 were $5.1 million and $4.5 million compared to $1.5 million and $2.3 million for the three and nine months ended September 30, 2025.
The table below shows the split of current accident year ("CAY") net losses and LAE and the impact of favorable (adverse) PPD losses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Current accident year losses	$18	$(1,792)	$50	$(2,506)
(Adverse) favorable prior period development	(5,163)	291	(4,530)	166
Total Losses Incurred	$(5,145)	$(1,501)	$(4,480)	$(2,340)
Net adverse PPD for the three and nine months ended September 30, 2026 resulted from a reduction in inuring excess of loss reinsurance for German Auto claims resulting from inflation indexation adjustments pursuant to the terms of the contract in International business as well as the settlement of certain GLS claims during the third quarter.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and nine months ended September 30, 2026 were $0.5 million and $1.6 million, respectively, compared to $1.4 million and $1.7 million for the same respective periods in 2025. This is driven by adjustments in premiums written and earned by Maiden LF and GF as they are not writing any new business with both companies placed in managed run-off operations.
Segment G&A expenses — Segment G&A expenses for Diversified Reinsurance Legacy Business in the three and nine months ended September 30, 2026 were $1.4 million and $4.4 million, respectively, compared with $2.4 million and $3.7 million for the same respective periods in 2025.
Segment G&A expenses for Diversified Reinsurance include certain non-recurring items as discussed further in Non-GAAP Measures. We do not believe litigation costs related to the GLS arbitration, and restructuring and severance costs are representative of our future operating expenditures for Diversified Reinsurance legacy business.
Segment G&A expenses for Diversified Reinsurance in the three and nine months ended September 30, 2026 and 2025 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Recurring segment G&A expenses	$1,292	$1,823	$4,581	$2,588
Non-recurring segment G&A expenses	109	564	(170)	1,082
Segment G&A expenses for Diversified Reinsurance	$1,401	$2,387	$4,411	$3,670
Segment G&A expenses allocated to Diversified Reinsurance Legacy business included $0.1 million and $0.2 million of amortization for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.1 million for the same periods in 2025 related to the fair value adjustment of the discount on acquired net reserves for losses and LAE resulting from reverse acquisition accounting for the Combination on May 27, 2025.

AmTrust Reinsurance Legacy Business: The underwriting results for AmTrust Reinsurance Legacy business for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross premiums written	$(1,678)	$308	$1,123	$23
Net premiums written	$(1,678)	$308	$1,123	$23
Net premiums earned	$1,413	$2,960	$6,606	$3,992
Net loss and LAE	(803)	(8,905)	(5,238)	(2,105)
Commission and other acquisition expenses	331	(362)	(946)	(378)
Segment G&A expenses	(882)	(1,302)	(3,408)	(1,762)
Underwriting income (loss)	$59	$(7,609)	$(2,986)	$(253)
The written premiums for the three and nine months ended September 30, 2026 reflect premium adjustments on loss-sensitive policies in the AmTrust Quota Share agreement for Specialty Risk and Extended Warranty business. The AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements were terminated as of January 1, 2019 which has resulted in no new business written under these contracts.
Net premiums earned by type of business for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net Premiums Earned
Small Commercial Business	$(35)	$(2)	$(192)	$(9)
Specialty Program	(1)	—	(1)	—
Specialty Risk and Extended Warranty	1,449	2,962	6,799	4,001
Total AmTrust Reinsurance	$1,413	$2,960	$6,606	$3,992
Net Loss and LAE — Net loss and LAE expenses incurred for the three and nine months ended September 30, 2026 were $0.8 million and $5.2 million, respectively, compared to net loss and LAE expenses of $8.9 million and $2.1 million for the same periods in 2025.

The table below shows the split of current accident year ("CAY") net losses and LAE and the impact of favorable (adverse) PPD losses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Current accident year losses	$(2,225)	$(1,994)	$(3,819)	$(3,107)
Favorable (adverse) prior period development	1,422	(6,911)	(1,419)	1,002
Total Losses Incurred	$(803)	$(8,905)	$(5,238)	$(2,105)
Total PPD for AmTrust Reinsurance Legacy business for the three and nine months ended September 30, 2026 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$2,091	$(1,400)	$3,801	$(5,600)
LPT/ADC Agreement	(3,513)	3,601	(3,391)	(117)
European Hospital Liability Quota Share	—	4,710	1,009	4,715
Total AmTrust Prior Year Development	$(1,422)	$6,911	$1,419	$(1,002)
Net favorable PPD of $1.4 million for AmTrust Reinsurance in the three months ended September 30, 2026 was primarily experienced from movement not subject to the LPT/ADC Agreement including favorable movement in Workers' Compensation and Program exposure partially offset by adverse development in Specialty Risk lines of business in the AmTrust Quota Share.
Net adverse PPD of $1.4 million for AmTrust Reinsurance in the nine months ended September 30, 2026 was primarily driven by adverse development in the European Hospital Liability Quota Share and General Liability and Specialty Risk lines of business in the AmTrust Quota Share, partially offset by loss recoveries anticipated under the LPT/ADC Agreement.
PPD was primarily influenced by foreign currency fluctuations on loss reserves denominated in non-USD currencies. The impact of adverse foreign exchange fluctuations was $1.3 million and $3.6 million for the three and nine months ended September 30, 2026, respectively. Excluding the impact of foreign exchange, there was favorable PPD of $2.7 million and $2.2 million for AmTrust Reinsurance in the three and nine months ended September 30, 2026, respectively.
Net adverse PPD of $6.9 million for AmTrust Reinsurance in the three months ended September 30, 2025 was primarily driven by adverse development in the European Hospital Liability Quota Share due to adjustments for certain death claims and a reduction in recoveries anticipated under the LPT/ADC Agreement; which were partially offset by favorable development on worker's compensation and other lines of business in the AmTrust Quota Share.
Net favorable PPD of $1.0 million for AmTrust Reinsurance in the nine months ended September 30, 2025 was largely due to favorable development on worker's compensation and other lines of business in the AmTrust Quota Share partially offset by adverse development recognized in the European Hospital Liability Quota Share due to adjustments for certain death claims.
The impact of adverse foreign exchange fluctuations was $0.8 million for the three and nine months ended September 30, 2025, respectively. Excluding the impact of foreign exchange, there was adverse PPD of $6.1 million and favorable PPD of $1.8 million for AmTrust Reinsurance in the three and nine months ended September 30, 2025, respectively.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses incurred in the three and nine months ended September 30, 2026 were ($0.3 million) and $0.9 million, respectively, compared to expenses incurred of $0.4 million and $0.4 million for the same respective periods in 2025.
Segment G&A expenses — Segment G&A expenses for AmTrust Reinsurance Legacy Business in the three and nine months ended September 30, 2026 were $0.9 million and $3.4 million, respectively, compared to $1.3 million and $1.8 million for the same respective periods in 2025. These expenses included $0.3 million and $1.6 million of amortization for the three and nine months ended September 30, 2026, respectively, compared to $0.7 million and $1.0 million for the same respective periods in 2025, of fair value adjustment of the discount on acquired net reserves for losses and LAE due to reverse acquisition accounting for the Combination on May 27, 2025.

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
As of September 30, 2026, the Company had investable assets of $461.2 million compared to $515.3 million as of December 31, 2025. Investable assets include the combined total of our fixed maturity securities, equity securities, equity method investments and other investments, cash and restricted cash (including cash equivalents), net loan receivable from a related party and funds withheld receivable. Our investable assets decreased by $54.1 million during the nine months ended September 30, 2026 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled from sales and maturities of AFS fixed-income securities.
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
Maiden Reinsurance's Investment Policy, as approved and as amended by the Vermont DFR in the second quarter of 2025, maintains our established investment management and governance practices. The amended Investment Policy however includes significant modifications to this policy as follows: 1) Maiden Reinsurance will not purchase any additional affiliated securities, including common shares of the Company or senior notes issued by Maiden or Maiden NA; and 2) Maiden Reinsurance will make no new commitments for alternative assets, consistent with the practice already adopted ahead of this policy amendment. Maiden Reinsurance expects to fulfill its remaining unfunded commitments to existing investments, which were $20.3 million as of September 30, 2026.
Maiden does not have any significant operations or assets other than ownership of the shares of its subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) are its sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes.
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
In May 2025, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to Vermont DFR as dividends are paid. In 2026, the annual dividend program was replaced with the standard approval process for each dividend as required by Vermont statute. To date, the Vermont DFR approved all dividend requests under the current dividend program. During the nine months ended September 30, 2026, Maiden Reinsurance declared total dividends of $22.5 million to Maiden NA as approved by Vermont DFR in February 2026, May 2026 and August 2026. During the nine months ended September 30, 2026, Maiden NA did not pay any dividends to Maiden. Maiden Reinsurance has declared cumulative dividends of $160.0 million to Maiden NA as of September 30, 2026. There can be no guarantee the Vermont DFR will continue to approve dividend requests made by Maiden Reinsurance.
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
During the nine months ended September 30, 2026, we experienced negative operating cash flows as we continue to run off the Legacy Reinsurance segment reserves as shown in the cash flows table further below. We currently expect a trend of positive investing cash flows through 2026, and expect to use funds from our cash and investment portfolios, fee revenue premiums, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments are principally funded by the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized, and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.

The Company’s management believes current sources of liquidity are adequate to meet its cash requirements for the next twelve months as negative operating cash flows are expected to be sufficiently offset by positive investing cash flows. Should the timing and receipt of certain cash inflows change including the receipt of dividends from Maiden Reinsurance, this could negatively impact our current liquidity. In addition, the cash consideration and related significant professional expenses associated with completing the Combination utilized substantial amounts of our unrestricted liquidity. Further, extensive ongoing legal disputes and proceedings are resulting in significant legal fees, and adverse outcomes in those proceedings could further utilize and negatively impact our unrestricted liquidity as well.
While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, as our reinsurance liabilities continue to run-off, our balance sheet increasingly consists of more illiquid investments which we are seeking to dispose of for more liquid assets. Our inability to monetize these illiquid assets on a timely basis while fulfilling our ongoing obligations may further constrain our liquidity and we may consider alternative measures to ensure we continue fulfilling those obligations. Further, while we are no longer making new alternative asset commitments, Maiden's historical asset management strategy which was part of the Combination can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, and the timing of those cash flows may likewise be affected.
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
At September 30, 2026, unrestricted cash, cash equivalents and fixed maturity investments were $42.9 million compared to $35.0 million held at December 31, 2025, an increase of approximately $8.0 million for the nine months ended September 30, 2026. Please see the related discussion on investing and financing cash flows below.
The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2026 and 2025:

For the Nine Months Ended September 30,	2026	2025
	($ in thousands)
Operating activities	$(39,311)	$(30,436)
Investing activities	47,370	118,120
Financing activities	(530)	(40,000)
Effect of exchange rate changes on foreign currency cash	(672)	496
Total increase in cash, restricted cash and cash equivalents	$6,857	$48,180
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2026 was $39.3 million compared to cash flows used in operating activities of $30.4 million for the nine months ended September 30, 2025. The cash used in operating activities was primarily due to claim payments for ongoing runoff of reinsurance liabilities acquired on May 27, 2025.
Cash Flows provided by Investing Activities
Cash provided by investing activities was $47.4 million for the nine months ended September 30, 2026 compared to $118.1 million for the same period in 2025. Cash flows provided by investing activities for the nine months ended September 30, 2026 was primarily due to sales and maturities of securities held in our AFS investment portfolio in excess of AFS securities purchased. Cash flows provided by investing activities for the nine months ended September 30, 2025 was primarily due to $93.5 million of cash acquired from the purchase of Maiden business due to the Combination which closed on May 27, 2025.
For the nine months ended September 30, 2026 and 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $25.0 million and $24.9 million, respectively. The size of the fixed income investment portfolio continues to diminish as claims payments are made in the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements in our Legacy Reinsurance segment.
For the nine months ended September 30, 2026 and 2025, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. The net purchases of $3.4 million and $7.0 million for alternative investments for the nine months ended September 30, 2026 and 2025, respectively, were due to pre-existing commitments for private equity fund investments for the nine months ended September 30, 2026 and 2025.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.5 million in the nine months ended September 30, 2026 for the repurchase of common shares to settle tax payments upon the vesting of share-based compensation for certain employees. Cash flows used in financing activities were $40.0 million for the nine months ended September 30, 2025 due to cash dividends paid to Kestrel equityholders pursuant to the terms of the Combination which was completed on May 27, 2025. There were no dividends paid on common shares outstanding during the nine months ended September 30, 2026 and 2025, respectively.

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
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) included in this Form 10-Q for details of fair values for collateral requirements and restricted assets at September 30, 2026 particularly in Note 4.(e) Restricted Cash, Cash Equivalents and Investments; Note 8. Reinsurance; and Note 10. Related Party Transactions. At September 30, 2026 and December 31, 2025, restricted cash and cash equivalents and fixed maturity investments used as collateral were $134.2 million and $163.9 million, respectively. This collateral represents 75.8% and 82.4% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.

Cash and Investments
As a result of the completion of the Combination on May 27, 2025, the Company has acquired significant investable assets and additional sources of investment income as discussed in Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4. Investments" and "Note 14. Business Combination" included in this Form 10-Q.
As a result, the substantial majority of our current investments are held by Maiden Reinsurance, whose amended investment policy was approved by the Vermont DFR. As of September 30, 2026, Maiden Reinsurance owned 20.4% of the Company's total issued and outstanding common shares which are eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. Treasury shares include 2,237,534 common shares owned by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at September 30, 2026. The market value of our common shares held by Maiden Reinsurance is $11.9 million at September 30, 2026. The voting power of Maiden Reinsurance, with respect to its common shares, is no longer capped at 9.5% pursuant to a change in Maiden's bye-laws whereby Maiden's shareholders gave approval to remove the voting limitation on all shareholders at a Special Meeting held on April 29, 2025.
Our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at September 30, 2026. Further, prior to the Combination, Maiden Reinsurance’s investment policy had expanded to include a wide range of asset classes to enhance the income and total returns its investment portfolio produces, which had been approved by the Vermont DFR. We categorize these investments as alternative investments which include "Other Investments", "Equity Method Investments" and "Equity Securities" on our Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, our cash and investments consisted of:

	September 30, 2026	December 31, 2025
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$141,114	$169,665
Equity securities, at fair value	9,755	11,748
Equity method investments	33,922	33,532
Other investments	171,766	173,358
Total investments	356,557	388,303
Cash and cash equivalents	26,934	20,044
Restricted cash and cash equivalents	9,113	9,146
Total Investments and Cash and Cash Equivalents	$392,604	$417,493
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
The net purchases of other investments in the nine months ended September 30, 2026 were for pre-existing commitments on alternative investments made prior to the Combination. Other than purchases for pre-existing commitments, we have not made and will not be making new commitments to alternative investments in the foreseeable future. Please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1 "Financial Information" of this Form 10-Q for investment commitments on our alternative investments.
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
Cash & Cash Equivalents
At September 30, 2026, we consider the levels of cash and cash equivalents held to be within our targeted ranges. As noted previously, the cash consideration and related significant professional expenses associated with completing the Combination has utilized substantial amounts of Maiden's unrestricted liquidity. Ongoing legal disputes and proceedings are resulting in significant legal fees, and adverse outcomes in those proceedings could further utilize and negatively impact our unrestricted liquidity as well. Further, our efforts to dispose of our alternative investments, which totaled $215.4 million at September 30, 2026, at prices we consider reasonable may not be successful, and the time required to identify buyers and complete these sales may further strain our unrestricted liquidity. See "Liquidity and Capital Resources - Liquidity" for further discussion of the risks associated with monetizing these illiquid assets.
In addition, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturity investments, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2026 and December 31, 2025:

September 30, 2026	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bills	$34,364	$—	$(1)	$34,363	3.8%	0.1
U.S. agency bonds – mortgage-backed	19,619	—	(658)	18,961	5.7%	6.1
Non-U.S. government bonds	59,116	—	(348)	58,768	2.8%	0.7
Collateralized loan obligations	20,290	—	(47)	20,243	3.6%	1.5
Corporate bonds	8,899	—	(120)	8,779	3.5%	1.4
Total fixed maturity investments	142,288	—	(1,174)	141,114	3.6%	1.5
Cash and cash equivalents	36,047	—	—	36,047	—%	0.0
Total	$178,335	$—	$(1,174)	$177,161	2.9%	1.2

December 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bills	$43,662	$11	$—	$43,673	3.9%	0.1
U.S. agency bonds – mortgage-backed	20,823	795	—	21,618	4.7%	6.1
Non-U.S. government bonds	30,457	—	(162)	30,295	1.5%	1.2
Collateralized loan obligations	62,593	52	(21)	62,624	3.1%	0.3
Corporate bonds	11,456	2	(3)	11,455	0.7%	2.0
Total fixed maturity investments	168,991	860	(186)	169,665	3.0%	1.2
Cash and cash equivalents	$29,190	$—	$—	$29,190	—%	0.0
Total	$198,181	$860	$(186)	$198,855	2.6%	1.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2026, the yield on the 10-year U.S. Treasury bond increased by 111 basis points to 5.29%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The increase in risk-free rates in the nine months ended September 30, 2026 generated net unrealized losses of $1.8 million on our fixed maturity investment portfolio which reduced our book value per common share by $0.23 during the period. The nine months ended September 30, 2026 was defined by elevated macroeconomic and geopolitical uncertainty and renewed concerns around inflation due to surging global oil prices. As a result, the current outlook for global monetary policy has shifted toward recent tightening, as central banks assess the potential of renewed inflation due to elevated volatility in energy markets from ongoing Middle East conflicts. This change in global monetary policy has resulted in higher fixed-income yields across major developed markets.

Should interest rates fall in the future, however, the impact on our investment portfolios, particularly for our fixed maturity assets, would be to produce less income and thus weaken our financial condition. Associated increases in the values of our fixed maturity investments may be more limited given that 14.3% of total AFS fixed maturity investments that we hold at September 30, 2026 are floating rate securities. Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. As noted, the fair value of our fixed maturity investments will fluctuate with changes in interest rates and credit spreads.
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
We also monitor the duration and structure of our AFS fixed maturity investment portfolio as discussed below. As of September 30, 2026, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $2.0 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At September 30, 2026 and December 31, 2025, these respective durations in years were as follows:

	September 30, 2026	December 31, 2025
Fixed maturities and cash and cash equivalents	1.2	1.0
Fixed maturity investment portfolio (excluding cash)	1.5	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.4	6.2
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.1	2.7
During the nine months ended September 30, 2026, the weighted average duration of our fixed maturity investment portfolio increased by 0.3 years to 1.5 years while the duration for gross reserve for loss and LAE increased by 0.2 years to 6.4 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At September 30, 2026, the duration of our loss reserves net of the LPT/ADC Agreement of 3.1 years was 1.6 years higher than the duration of our fixed maturity investment portfolio of 1.5 years. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates.
At September 30, 2026, 34.3% (December 31, 2025: 50.4%) of our fixed maturity securities comprised of floating rate securities which are detailed in the table below:

	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$20,243	8.2%	$62,624	21.1%
Total floating rate AFS fixed maturities at fair value	20,243	8.2%	62,624	21.1%
Loan to related party	64,054	26.1%	86,883	29.3%
Total floating rate securities	$84,297	34.3%	$149,507	50.4%

Total fixed income investments at fair value (1)	$245,757		$296,694
Total AFS fixed maturity portfolio(2)	$141,114	14.3%	$169,665	36.9%
(1) Total fixed income investments at fair value include AFS fixed maturity securities, cash, restricted cash and cash equivalents, funds withheld receivable, and net loan receivable from related party.
(2) Total AFS portfolio includes AFS fixed maturity securities measured at fair value. The percentage held in floating rate securities is calculated based on total floating rate AFS fixed maturities at fair value at September 30, 2026.

At September 30, 2026 and December 31, 2025, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 13.4% of our fixed maturity investment portfolio at September 30, 2026. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.

The fair value of our U.S. Agency MBS holdings at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$11,148	58.8%	$13,184	61.0%
FHLMC – fixed rate	954	5.0%	5,951	27.5%
GNMA – variable rate	1,711	9.0%	1,965	9.1%
FGLMC – fixed rate	5,148	27.2%	518	2.4%
Total U.S. Agency MBS	$18,961	100.0%	$21,618	100.0%
At September 30, 2026 and December 31, 2025, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1: Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed maturity investment portfolio.
Credit ratings in the table below are assigned by S&P, or an equivalent rating agency. The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2026 and December 31, 2025 were as follows:

	Ratings
September 30, 2026	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	94.6%	5.4%	$8,779	100.0%
Total	94.6%	5.4%	$8,779	100.0%

	Ratings(1)
December 31, 2025	A+, A, A-	BBB+, BBB, BBB-	Fair Value	% of Corporate bonds portfolio
Corporate bonds			($ in thousands)
Financial Institutions	95.5%	4.5%	$11,455	100.0%
Total	95.5%	4.5%	$11,455	100.0%
The table below includes the Company’s total corporate holdings at fair value and as a percentage of all AFS fixed maturity securities held as at September 30, 2026. The Company's corporate holdings are 100.0% euro denominated, and 100.0% held in the Financial Institutions sector.

September 30, 2026	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,051	4.3%	A
Morgan Stanley, 1.875% Due 4/27/2027	2,250	1.6%	A+
American Tower Corp, 1.0%, Due 1/15/2032	478	0.3%	BBB+
Total	$8,779	6.2%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2026 and December 31, 2025, we held the following types of non-U.S. dollar denominated securities:

	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$20,243	23.1%	$62,624	60.0%
Non-USD denominated corporate bonds	8,779	10.0%	11,455	11.0%
Non-U.S. government bonds	58,768	66.9%	30,295	29.0%
Total non-U.S. dollar denominated securities	$87,790	100.0%	$104,374	100.0%
At September 30, 2026 and December 31, 2025, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. At September 30, 2026, the non-U.S. government issuers all have a rating of A or higher by Fitch Ratings. We do not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at September 30, 2026.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2026 and December 31, 2025:

Ratings(1)	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$8,301	94.6%	$10,944	95.5%
BBB+, BBB, BBB-	478	5.4%	511	4.5%
Total non-U.S. dollar denominated corporate bonds	$8,779	100.0%	$11,455	100.0%
(1)     Ratings as assigned by S&P, or equivalent
Other Investments, Equity Securities and Equity Method Investments
The Company's alternative investments are categorized as other investments, equity securities and equity method investments as reported on our Condensed Consolidated Balance Sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of September 30, 2026 and December 31, 2025 consisted of the following asset categories:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$2,845	1.3%	$4,838	2.2%
Privately held preferred stocks	6,910	3.2%	6,910	3.2%
Total equity securities	$9,755	4.5%	$11,748	5.4%

Real estate investments	$33,922	15.7%	$33,532	15.3%
Total equity method investments	$33,922	15.7%	$33,532	15.3%

Private equity funds	$35,736	16.6%	$31,732	14.5%
Private credit investments	310	0.1%	192	0.1%
Privately held equity investments	9,474	4.5%	9,248	4.2%
Equity method investments with fair value option elected	73,813	34.3%	78,911	36.1%
Investments in direct lending entities	52,433	24.3%	53,275	24.4%
Total other investments	$171,766	79.8%	$173,358	79.3%

Total alternative investments	$215,443	100.0%	$218,638	100.0%
Our allocation to alternative investments increased to 54.9% of our total cash and investments held as of September 30, 2026, compared to 52.4% as of December 31, 2025, partly due to additional funding of private equity funds from pre-existing commitments made prior to the Combination. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$14,260	6.6%	$16,514	7.5%
Private Credit	310	0.1%	192	0.1%
Alternatives	80,119	37.2%	83,044	38.0%
Venture Capital	31,990	14.9%	27,940	12.8%
Real Estate	88,764	41.2%	90,948	41.6%
Total alternative investments	$215,443	100.0%	$218,638	100.0%

For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of September 30, 2026, $4.2 million or 29.7% of investments in the private equity asset class consisted of investments in private equity funds and $10.0 million or 70.3% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of September 30, 2026, the private credit asset class included $0.3 million or 100.0% in direct investments in private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of September 30, 2026, $78.0 million or 97.4% of investments in the alternatives asset class were direct investments and $2.1 million or 2.6% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $52.4 million represents 65.4% of this asset class and is discussed further in "Note 4. Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2026.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of September 30, 2026, $19.5 million or 61.1% of investments in the venture capital asset class consisted of investments in funds and $12.4 million or 38.9% consisted of direct equity investments in start-up companies. As of September 30, 2026, $14.8 million or 46.1% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of September 30, 2026, the fair value of this project is $48.2 million and the Company expects investment returns to commence in earnest in 2027 and beyond. The proceeds of those returns may be invested in future phases of the project but that has yet to be determined. The first properties developed with this project have been recently completed with occupancies now underway. The second multi-family residential investment includes general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of September 30, 2026, the Company has $33.9 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11. Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence no later than 2028. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of September 30, 2026, the Company has $6.6 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our total investment returns included in earnings consists of net investment income, realized gains (losses), and interest in income (loss) of equity method investments. The Company's total investment return produced a loss of $1.3 million and income of $2.2 million for the three and nine months ended September 30, 2026, respectively, compared to income of $9.1 million and $11.7 million for the same periods in 2025.
Total investment loss was due to net unrealized losses on alternative investments and largely reflect unrealized investment losses primarily on alternative and real estate investments during the third quarter of 2026, partially offset by unrealized gains on venture capital investments in 2026.
The following table summarizes our investment results for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net investment income:
Fixed income investments(1)	$2,023	$3,270	$5,942	$4,565
Cash and restricted cash	142	155	860	355
Other investments, including equities(4)	259	231	751	315
Investment expenses	(80)	(69)	(147)	(72)
Total net investment income	2,344	3,587	7,406	5,163

Net realized gains:
Fixed income assets(1)	3	624	120	1,388
Total net realized gains	3	624	120	1,388

Net unrealized (losses) gains:
Other investments, including equity securities	(3,599)	4,870	(5,361)	5,164
Total net unrealized (losses) gains	(3,599)	4,870	(5,361)	5,164

Interest in (loss) income of equity method investments:
Interest in (loss) income of equity method investments	(4)	(24)	5	(24)
Interest in (loss) income of equity method investments	(4)	(24)	5	(24)

Total investment return included in earnings (A)	$(1,256)	$9,057	$2,170	$11,691

Other comprehensive income:
Unrealized (losses) gains on AFS fixed maturity securities (B)	$(1,257)	$219	$(1,798)	$704
Total investment return = (A) + (B)	$(2,513)	$9,276	$372	$12,395

Annualized income from fixed income assets(2)	$8,660	$13,700	$9,069	$6,560
Average aggregate fixed income assets, at cost(2)	246,801	374,088	271,476	187,407
Annualized investment book yield	3.5%	3.7%	3.3%	3.5%

Average aggregate invested assets, at fair value(3)	$463,202	$585,746	$488,266	$295,589
Investment return included in net earnings	(0.3)%	1.5%	0.4%	4.0%
Total investment return	(0.5)%	1.6%	0.1%	4.2%
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
4.Gross and net investment returns for other investments, including equities, only include the post-Combination period from May 27, 2025 to September 30, 2025.
The following table details total investment returns for our fixed income investments for the three and nine months ended September 30, 2026 and 2025:

Fixed Income Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross investment income	$2,165	$3,425	$6,802	$4,920
Net realized gains	3	624	120	1,388
Change in AOCI (2)	(1,257)	219	(1,798)	704
Gross investment returns	$911	$4,268	$5,124	$7,012

Average invested assets, at fair value (3)	$246,260	$374,682	$271,226	$187,759

Gross Investment Returns	0.4%	1.1%	1.9%	3.7%

Less: Investment expenses	$34	$48	$105	$51
Net investment returns	$877	$4,220	$5,019	$6,961

Net Investment Returns	0.4%	1.1%	1.9%	3.7%
1.Fixed income investments include AFS securities, cash, restricted cash, funds withheld receivable, and net loan receivable from related party.
2.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
3.Average invested assets for the three and nine months ended September 30, 2025 are significantly lower than the current period due to the inclusion of the AFS portfolio, funds withheld receivable and net loan receivable only in the post-Combination period from May 27, 2025 to September 30, 2025.
The decline in investment returns was due to unrealized losses in AOCI for the three and nine months ended September 30, 2026, respectively. These unrealized losses resulted from higher interest rates, reflecting declines in the fair value of U.S. agency bonds and the broader fixed-income market.
Our portfolio includes floating rate investments that comprised 34.3% of our total fixed income investments at September 30, 2026. The Company's average invested assets for the nine months ended September 30, 2025 was impacted by our acquisition of legacy investment portfolios on May 27, 2025 under the Combination.
Net interest income on our loan receivable from related party was $0.9 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, compared to $1.6 million and $2.3 million for the same periods in 2025. The net loan receivable from related party had an average balance of $66.7 million and $74.7 million, respectively, and carried a weighted average interest rate of 5.2% and 5.4% for both the three and nine months ended September 30, 2026, respectively. The net loan carried a weighted average interest rate of 6.1% and 6.2% on an average balance of $104.6 million for the three and nine months ended September 30, 2025, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4. Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at September 30, 2026 and 2025.

The following table details total investment returns for our alternative investments for the three and nine months ended September 30, 2026 and 2025:

Alternative Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross investment income	$255	$207	$756	$291
Net unrealized (losses) gains	(3,599)	4,870	(5,361)	5,164
Gross investment returns	$(3,344)	$5,077	$(4,605)	$5,455

Average invested assets, at fair value (2)	$216,942	$211,064	$217,041	$107,830

Gross Investment Returns(3)	(1.5)%	2.4%	(2.1)%	5.1%

Less: Investment expenses	$46	$21	$42	$21
Net investment returns	$(3,390)	$5,056	$(4,647)	$5,434

Net Investment Returns(3)	(1.6)%	2.4%	(2.1)%	5.0%
1.Alternative investments includes other investments, equity securities, and equity method investments.
2.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements. Average invested assets for the nine months ended September 30, 2025 are significantly lower than the current period due to the inclusion of the alternative portfolio only in the post-Combination period from May 27, 2025 to September 30, 2025.
3.Gross and net investment returns for alternative investments for the nine months ended September 30, 2025 only include the post-Combination period from May 27, 2025 to September 30, 2025.
The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2026:

September 30, 2026	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$756	$756
Net unrealized (losses) gains	(248)	118	(4,633)	1,975	(2,573)	(5,361)
Total Investment Return	$(248)	$118	$(4,633)	$1,975	$(1,817)	$(4,605)

Average Investments	$15,387	$251	$81,582	$29,965	$89,856	$217,041

Gross Investment Returns	(1.6)%	47.0%	(5.7)%	6.6%	(2.0)%	(2.1)%
The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2025:

September 30, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$—	$—	$—	$—	$291	$291
Net unrealized gains	263	55	3,447	965	434	5,164
Total Investment Return	$263	$55	$3,447	$965	$725	$5,455

Average Investments	$8,227	$767	$42,016	$14,403	$42,418	$107,830

Gross Investment Returns	3.2%	7.2%	8.2%	6.7%	1.7%	5.1%

Other Balance Sheet Changes
The following table summarizes other material balance sheet changes at September 30, 2026 compared to December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025	Change in $	Change %
Reinsurance recoverable on unpaid losses	$391,094	$461,197	$(70,103)	(15.2)%
Net loan receivable from related party	64,054	86,883	(22,829)	(26.3)%
Funds withheld receivable	4,542	10,956	(6,414)	(58.5)%
Reserve for loss and LAE	524,685	637,169	(112,484)	(17.7)%
Accrued expenses and other liabilities	70,013	52,694	17,319	32.9%
At September 30, 2026, the Company's reinsurance recoverable on unpaid losses decreased by $70.1 million or 15.2% compared to December 31, 2025 primarily due to the receipt of loss recoveries from Cavello under the LPT/ADC Agreement.
Net loan receivable from related party decreased by $22.8 million or 26.3% compared to December 31, 2025 as scheduled payments, which commenced on January 1, 2025, continue to be made by AmTrust on a quarterly basis.
The Company's reserve for loss and LAE decreased by $112.5 million or 17.7% compared to December 31, 2025 primarily due to continuing settlement of loss reserves liabilities primarily for legacy AmTrust Reinsurance contracts.
The funds withheld receivable decreased by $6.4 million or 58.5% compared to December 31, 2025 due to the settlement of amounts due under International reinsurance contracts.
Accrued expenses and other liabilities increased by $17.3 million or 32.9% for the nine months ended September 30, 2026 primarily due to an increase in reinsurance losses payable under legacy AmTrust Reinsurance agreements. Also, the Company recognized an additional $5.3 million for the underwriting-related derivative liability related to the GLS Arbitration settlement discussed in Note 11. Commitments, Contingencies and Guarantees, which increased other liabilities compared to December 31, 2025.
NOL Carryforwards
We believe the Combination and our ability to increase pre-tax income will create opportunities to utilize the Company's total NOL carryforwards of $477.8 million at September 30, 2026. Approximately $390.2 million of these NOL carryforwards expire in various years beginning in 2029.
As of September 30, 2026, Maiden had NOL carryforwards with no expiry date of $79.1 million or 16.6% of our total NOL carryforwards under the relevant U.S. tax law. NOL carryforwards combined with additional net deferred tax assets ("DTA") for Maiden's insurance liabilities result in net U.S. DTA (before valuation allowance) of $143.0 million or $18.19 per common share outstanding at September 30, 2026. Maiden's net U.S. DTA of $143.0 million is not currently recognized on the Company's Condensed Consolidated Balance Sheet as a full valuation allowance is carried against it.
At September 30, 2026, Kestrel LLC had NOL carryforwards of $8.5 million with no expiry date. Additionally, Kestrel LLC has net DTA of $11.2 million or $1.42 per common share at September 30, 2026, which mainly relates to tax basis intangibles and not presently recognized on our Condensed Consolidated Balance Sheet as a full valuation allowance is carried against it.
At this time, the Company believes it is necessary to maintain a full valuation allowance against both net DTA's as more evidence is needed regarding the utilization of these losses. As circumstances develop, we will evaluate the amount of the valuation allowance held against net DTA. For details on NOL carryforwards, see Notes to Condensed Consolidated Financial Statements: Note 13. Income Taxes under Part 1. Item 1. "Financial Information" of this Quarterly Report on Form 10-Q.
Capital Resources
During the nine months ended September 30, 2026, book value per common share decreased to $12.44 and diluted book value per common share decreased to $11.20, compared to $16.57 and $16.28 at December 31, 2025, respectively.
Total capital resources decreased by $30.5 million compared to December 31, 2025 due to the following items:
•retained earnings decreased by $31.9 million due to the net loss for the nine months ended September 30, 2026;
•AOCI decreased by $2.2 million driven by: (1) net unrealized losses of $1.8 million on our AFS investment portfolio due to decreases in market price in the nine months ended September 30, 2026, and (2) a decrease in foreign currency translation adjustment of $0.4 million in the nine months ended September 30, 2026 due to appreciation of the U.S. dollar on the re-measurement of net assets denominated in British pound and euro;
•treasury shares increased by $0.5 million due to common shares repurchases for withholding in respect of tax obligations on the vesting of non-performance-based restricted shares; and
•additional paid-in capital increased by $4.2 million due to stock based compensation expense incurred during the nine months ended September 30, 2026.

The following table shows the movement in our capital resources at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Change in $
($ in thousands)
Common shares at par value	$110	$100	$10
Additional paid-in capital	181,695	177,534	4,161
Accumulated other comprehensive (loss) income	(1,327)	916	(2,243)
(Accumulated deficit) retained earnings	(30,671)	1,197	(31,868)
Treasury shares, at cost	(51,993)	(51,463)	(530)
Total Kestrel shareholders' equity	97,814	128,284	(30,470)
Senior notes - principal amount	262,361	262,361	—
Total capital resources	$360,175	$390,645	$(30,470)
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part I Item 1. "Financial Information" of this Quarterly Report on Form 10-Q for a discussion of equity instruments issued by the Company.
Book value and diluted book value per common share at September 30, 2026 and December 31, 2025 were as follows:

($ in thousands except share and per share data)	September 30, 2026	December 31, 2025
Ending common shareholders’ equity	$97,814	$128,284
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$97,814	$128,284

Common shares outstanding excluding restricted shares & performance awards	7,860,810	7,741,943
Shares issued from assumed conversion of dilutive restricted & performance shares	876,327	136,197
Denominator for diluted book value per common share calculation	8,737,137	7,878,140

Book value per common share(1)	$12.44	$16.57
Diluted book value per common share(2)	11.20	16.28
(1) Book value per common share is calculated using common shareholders’ equity divided by the number of common shares outstanding excluding all unvested restricted shares and performance shares in the denominator.
(2) Diluted book value per common share includes unvested restricted shares and performance awards in its calculation.
Senior Notes
At September 30, 2026, Kestrel Group had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") by its now wholly owned subsidiary Maiden and outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") by its now wholly owned subsidiary, Maiden NA, collectively referred to as the Company's outstanding senior notes ("Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of the Company.
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
The Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2026. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1. "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Form 10-Q for ongoing litigation regarding the 2013 Senior Notes.
Maiden does not have any significant operations or assets other than ownership of the shares of Maiden's subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) are our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2025, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, but required prior approval of quarterly dividends before payment. In 2026, the annual dividend program was replaced with the standard approval process for each dividend as required by Vermont statute.

The Vermont DFR has approved all dividend requests under this program. Subsequent to these approvals, plus the approval for the $40.0 million extraordinary dividend to provide for consideration to the Kestrel shareholders pursuant to the terms of the Combination Agreement, Maiden Reinsurance declared total dividends of $160.0 million to Maiden NA as of September 30, 2026. There can be no guarantee the Vermont DFR will continue to approve dividend requests made by Maiden Reinsurance, which could adversely impact our ability to continue to make debt service payments for both the 2013 Senior Notes and the 2016 Senior Notes.
The summarized financial information below has been presented on a combined basis for the issuer Maiden NA and the guarantors Maiden and Kestrel, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA, Maiden and Kestrel, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden or Kestrel in subsidiaries that are not issuers or guarantors is not presented in the financial information below. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed below and not included in the total assets and total liabilities presented for Maiden NA, Maiden and Kestrel.
The net loss for Maiden and Maiden NA was largely due to interest and amortization expenses on the Senior Notes and interest on the related party loan payable for the respective periods. The net loss for Kestrel was primarily due to operating expenses such as SEC filing fees, share-based compensation, insurance and legal fees. Summarized financial information for all three entities as of September 30, 2026 and for the three and nine months ended September 30, 2026 were as follows:

	Maiden NA	Maiden	Kestrel
	($ in thousands)
Total assets	$8,036	$2,498	$440
Total liabilities	111,834	78,360	236
Amounts due from subsidiaries (not included in total assets above)	36	8,003	—
Amounts due to subsidiaries (not included in total liabilities above)	5,219	8,178	1,569
Related party loan payable (not included in total liabilities above)	—	345,746	—
Total revenue for the quarter-to-date period	—	—	—
Net loss for the quarter-to-date period	(3,303)	(9,194)	(2,451)
Total revenue for year-to-date period	4	—	—
Net loss for year-to-date period	(8,089)	(24,451)	(6,664)
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
The ratio of Debt to Total Capital Resources at September 30, 2026 and December 31, 2025 was computed as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Senior notes - principal amount	$262,361	$262,361
Shareholders’ equity	97,814	128,284
Total capital resources	$360,175	$390,645
Ratio of debt to total capital resources	72.8%	67.2%
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
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization. As discussed above, at September 30, 2026, guarantees of $70.6 million have been provided to lenders by Maiden Reinsurance on behalf of the real estate joint venture, however, the likelihood of Maiden Reinsurance incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Measures
Please refer to our Key Financial & Operating Measures presented in the "Overview to Critical Accounting Policies" section for financial measures in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (loss) income.
Book value and diluted book value per common share at September 30, 2026 and December 31, 2025 were as follows:

($ in thousands except share and per share data)	September 30, 2026	December 31, 2025
Ending common shareholders’ equity	$97,814	$128,284
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$97,814	$128,284

Common shares outstanding excluding restricted shares & performance shares	7,860,810	7,741,943
Shares issued from assumed conversion of dilutive restricted & performance shares	876,327	136,197
Denominator for diluted book value per common share calculation	8,737,137	7,878,140

Book value per common share(1)	$12.44	$16.57
Diluted book value per common share(2)	11.20	16.28
(1) Book value per common share is calculated using common shareholders’ equity divided by the number of common shares outstanding excluding all unvested restricted shares and performance shares in the denominator.
(2) Diluted book value per common share includes unvested restricted shares and performance awards in its calculation.
Non-GAAP operating loss was $12.2 million for the three months ended September 30, 2026 compared to non-GAAP loss of $12.0 million for the same period in 2025.
Non-GAAP operating loss was $29.9 million for the nine months ended September 30, 2026, compared to a non-GAAP operating loss of $7.2 million for the nine months ended September 30, 2025. The non-GAAP operating loss increased by $22.7 million for the nine months ended September 30, 2026 primarily due to higher corporate operating expenses, higher adverse PPD in our Legacy Reinsurance segment, and higher interest and amortization expense on the Senior Notes, partly offset by improved Program Services and net investment income results. Maiden's results for the nine months ended September 30, 2025 included operations subsequent to May 27, 2025 therefore year-over-year comparisons are generally not directly comparable.
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Non-GAAP operating loss	$(12,161)	$(12,023)	$(29,914)	$(7,189)
Opening adjusted shareholders’ equity	113,960	150,086	128,284	4,606
Ending adjusted shareholders’ equity	97,814	143,774	97,814	143,774
Average adjusted shareholders’ equity	105,887	146,930	113,049	74,190
Non-GAAP Operating ROACE	(45.6)%	(32.5)%	(35.4)%	(13.0)%
The calculation and reconciliation to nearest GAAP measure of relevant non-GAAP measures used by management are:

For the Three Months Ended September 30,	2026	2025
	($ in thousands except per share data)
Net loss attributable to Kestrel common shareholders	$(16,355)	$(5,053)
Add (subtract):
Net realized and unrealized investment losses (gains)	3,596	(5,494)
Amortization of intangible assets	668	1,068
Foreign exchange and other gains	(675)	(2,802)
Interest in loss of equity method investments	4	24
Litigation costs related to GLS related Arbitration	109	564
Restructuring and severance costs	492	33
Costs incurred due to the Combination	—	2,316
Change in fair value of earn out consideration	—	(2,679)
Non-GAAP operating loss	$(12,161)	$(12,023)

Diluted loss per share attributable to common shareholders	$(2.09)	$(0.65)
Add (subtract):
Net realized and unrealized investment losses (gains)	0.46	(0.71)
Amortization of intangible assets	0.09	0.14
Foreign exchange and other gains	(0.08)	(0.36)
Interest in loss of equity method investments	—	—
Litigation costs related to GLS related Arbitration	0.01	0.07
Restructuring and severance costs	0.06	—
Costs incurred due to the Combination	—	0.30
Change in fair value of earn out consideration	—	(0.35)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(1.55)	$(1.56)

For the Nine Months Ended September 30,	2026	2025
	($ in thousands except per share data)
Net (loss) income attributable to Kestrel common shareholders	$(31,868)	$64,480
Add (subtract):
Net realized and unrealized investment losses (gains)	5,241	(6,552)
Amortization of intangible assets	2,339	1,494
Foreign exchange and other (gains) losses	(5,173)	2,300
Interest in (income) loss of equity method investments	(5)	24
Change in bargain purchase gain	—	(73,590)
Litigation costs related to GLS related Arbitration	(775)	569
Restructuring and severance costs	1,098	1,646
Costs incurred due to the Combination	(771)	2,440
Non-GAAP operating loss	$(29,914)	$(7,189)

Diluted (loss) earnings per share attributable to common shareholders	$(4.08)	$12.70
Add (subtract):
Net realized and unrealized investment losses (gains)	0.67	(1.30)
Amortization of intangible assets	0.30	0.30
Foreign exchange and other (gains) losses	(0.66)	0.46
Interest in (income) loss of equity method investments	—	—
Change in bargain purchase gain	—	(14.56)
Litigation costs related to GLS related Arbitration	(0.10)	0.11
Restructuring and severance costs	0.14	0.33
Costs incurred due to the Combination	(0.10)	0.48
Non-GAAP diluted operating loss per share attributable to common shareholders	$(3.83)	$(1.48)

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
At September 30, 2026, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $0.5 million and gains of $2.9 million were generated for the three and nine months ended September 30, 2026, respectively, compared to net foreign exchange gains of $2.8 million and losses of $2.3 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, net foreign exchange gains resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance related liabilities denominated in non-USD currencies. The U.S. dollar strengthened relative to the Euro but weakened relative to British pound for the three months ended September 30, 2026, while it strengthened relative to both the British pound and euro for the nine months ended September 30, 2026. Foreign exchange gains for the three and nine months ended September 30, 2026 were primarily unrealized from the effects of revaluation on our net insurance liabilities that are required to be remeasured in foreign currencies at each balance sheet date.
For the three months ended September 30, 2025, net foreign exchange gains of $2.8 million resulted from U.S. dollar appreciation on the remeasurement of net loss reserves and insurance related liabilities denominated in non-USD currencies. Foreign exchange losses of $2.3 million for the nine months ended September 30, 2025 resulted from significant U.S. dollar depreciation relative to the euro and the British pound due to uncertainty around international trade and associated U.S. tariff policy. These losses were primarily unrealized and resulted from the effects of revaluation on our net insurance liabilities that are required to be settled in foreign currencies at each balance sheet date.
At September 30, 2026, the decrease in foreign currency translation adjustments of $0.4 million for the nine months ended September 30, 2026 was primarily driven by exposure to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2026 included reserve for net loss and LAE on our Legacy Reinsurance segment of $224.5 million. Our foreign currency asset exposures at September 30, 2026 include $87.8 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $33.9 million of real estate investments denominated in Canadian dollars, as well as $4.5 million of funds withheld receivable based in various non-USD currencies.
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
Governmental policy responses to inflation have increased interest rates in recent years which, in the short term, have contributed to unrealized losses on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, persistently higher than target core inflation combined with geopolitical volatility have magnified the uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview". Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Continuing inflation and tight labor conditions could have a material impact on our net operating results.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently adopted accounting pronouncements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosures.
Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 and for the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the third quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details common share repurchases made during the three months ended September 30, 2026:

For the Three Months Ended September 30, 2026	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	—	—	—	—
September 1, 2026 - September 30, 2026	5,768	7.58	—	—
Total	5,768	$7.58	—	—

During the three and nine months ended September 30, 2026, the Company repurchased 5,768 and 52,804 common shares at an average price of $7.58 and $10.02 per share from employees, which represent tax withholding in respect of tax obligations on vesting of non-performance-based restricted shares. There were no share repurchases for the three and nine months ended September 30, 2025.
Subsequent to the three months ended September 30, 2026 and through the period ended November 6, 2026, the Company did not repurchase any common shares.

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
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
22.1	List of subsidiary issuers of parent guaranteed securities (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.1
The following materials from Kestrel Group Ltd Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Operations; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

104.0	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KESTREL GROUP LTD
By:
November 6, 2026		/s/ Bradford Luke Ledbetter
Bradford Luke Ledbetter Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Haveron
Patrick J. Haveron President and Chief Financial Officer (Principal Financial Officer)